Form 10-Q
period 2008-03-31
E 18 CORP
filed 2008-05-12
CIK 1422128

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 333-148716

E-18 CORP
(Name of small business issuer as specified in its charter)

Delaware	98-0541881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Leon Blum Street Tel Aviv, Israel, 69052
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(011) (972) (54) 263-7308
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$0.0001 par value common stock

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐

The issuer had 5,000,000 shares of its common stock issued and outstanding as of May 9, 2008.

Cautionary Statement Concerning
Forward-Looking Statements

USE OF NAMES

In this quarterly report, the terms “E-18,” “Company,” “we,” or “our,” unless the context otherwise requires, mean E-18 Corp.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

•	dependence on key personnel;

•	competitive factors;

•	degree of success of research and development programs

•	the operation of our business; and

•	general economic conditions in the United States and Israel.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report.

PART I

Item 1. Financial Statements.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF MARCH 31, 2008
(Unaudited)

ASSETS
2008
Current Assets:
Cash in bank	$29,971

Total current assets	29,971

Total Assets	$29,971

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,700
Accrued liabilities	4,250
Loans from related parties - Directors and stockholders	1,234

Total current liabilities	7,184

Total liabilities	7,184

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 150,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	59,800
Stock subscriptions receivable	(300)
(Deficit) accumulated during the development stage	(37,213)

Total stockholders' equity	22,787

Total Liabilities and Stockholders' Equity	$29,971

The accompanying notes to financial statements
are an integral part of these statements.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE PERIOD ENDED MARCH 31, 2008, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH MARCH 31, 2008
(Unaudited)

	Three Months
	Ended	Cumulative
	March 31,	From
	2008	Inception

Revenues	$-	$-

Expenses:
General and administrative-
Professional fees	13,808	33,808
Bank charges	398	1,285
SEC and filing fees	1,715	1,715
Other	405	405

Total general and administrative expenses	16,326	37,213

(Loss) from Operations	(16,326)	(37,213)

Other Income (Expense)	-	-

Provision for income taxes	-	-

Net (Loss)	$(16,326)	$(37,213)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,000,000

The accompanying notes to financial statements are
an integral part of these statements.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED MARCH 31, 2008, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH MARCH 31, 2008
(Unaudited)

	Three Months
	Ended	Cumulative
	March 31,	From
	2008	Inception

Operating Activities:
Net (loss)	$(16,326)	$(37,213)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net liabilities-
Accounts payable	1,700	1,700
Accrued liabilites	(15,750)	4,250

Net Cash Used in Operating Activities	(30,376)	(31,263)

Investing Activities:	-	-

Net Cash Used in Investing Activities	-	-

Financing Activities:
Issuance of common stock for cash	-	60,300
Stock subscriptions receivable	1,050	(300)
Loans from related parties - Directors and stockholders	1,234	1,234

Net Cash Provided by Financing Activities	2,284	61,234

Net (Decrease) Increase in Cash	(28,092)	29,971

Cash - Beginning of Period	58,063	-

Cash - End of Period	$29,971	$29,971

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statement.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

1. Summary of Significant Accounting Policies

 Basis of Presentation and Organization

E-18 Corp. (the “Company”) is a Delaware corporation in the development stage, and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on June 28, 2007. The proposed business plan of the Company is to establish the Company as a distributor of biodiesel home processing kits to consumers located in temperate climates beginning with Israel. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

On June 28, 2007, pursuant to the terms of a subscription agreement, the Company sold 2,000,000 shares of common stock to Mr. Avraham Y. Zeitlin, former President, Secretary, Treasurer and Director, for cash payment of $200 (par value). The Company believes this issuance was deemed to be exempt under Regulation D of the Securities Act. Mr. Zeitlin returned 1,800,000 of his shares to the Company on September 15, 2007.

On July 2, 2007, pursuant to the terms of a subscription agreement, the Company sold 1,000,000 shares of common stock to Mr. Yosef Krytman, Secretary, for cash payment of $100 (par value). The Company believes this issuance was deemed to be exempt under Regulation S of the Securities Act.

On September 15, 2007, pursuant to the terms of a subscription agreement, the Company sold 1,800,000 shares of common stock to Mrs. Hadas Yaron, the Company's current President, Treasurer and Director, for cash payment of $180 (par value). The Company believes this issuance was deemed to be exempt under Regulation S of the Securities Act.

In addition, on September 17, 2007, the Company began a capital formation activity through a Private Placement Offering ("PPO"), exempt from registration under the Securities Act of 1933, to raise up to $60,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.03 per share. As of January 8, 2008, the Company closed the PPO and had received proceeds of $60,000.

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on January 17, 2008, and declared effective on February 15, 2008. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

  Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2008, and for the three months ended March 31, 2008 and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the audited financial statements of the Company as of December 31, 2007, in its Registration Statement on Form SB-2 filed with the SEC for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2008.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the carrying value of accounts payable - Trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of March 31, 2008, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and expenses for the period ended March 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. The business plan of the Company is to establish the Company as a distributor of biodiesel home processing kits to consumers located in temperate climates.

On September 17, 2007, the Company began a capital formation activity through a Private Placement Offering ("PPO"), exempt from registration under the Securities Act of 1933, to raise up to $60,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.03 per share. As of January 8, 2008, the Company closed the PPO and had received proceeds of $60,000.

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on January 17, 2008, and declared effective on February 15, 2008. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2008, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

On June 28, 2007, pursuant to the terms of a subscription agreement, the Company sold 2,000,000 shares of common stock to Mr. Avraham Y. Zeitlin, former President, Secretary, Treasurer and Director, for cash payment of $200 (par value). The Company believes this issuance was deemed to be exempt under Regulation D of the Securities Act. Mr. Zeitlin returned 1,800,000 of his shares to the Company on September 15, 2007.

On July 2, 2007, pursuant to the terms of a subscription agreement, the Company sold 1,000,000 shares of common stock to Mr. Yosef Krytman , Secretary and Director, for cash payment of $100 (par value). The Company believes this issuance was deemed to be exempt under Regulation S of the Securities Act.

On September 15, 2007, pursuant to the terms of a subscription agreement, the Company sold 1,800,000 shares of common stock to Mrs. Hadas Yaron, the Company's current President, Treasurer and Director, for cash payment of $180 (par value). The Company believes this issuance was deemed to be exempt under Regulation S of the Securities Act.

In addition, on September 17, 2007, the Company began a capital formation activity through a Private Placement Offering ("PPO"), exempt from registration under the Securities Act of 1933, to raise up to $60,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.03 per share. As of January 8, 2008, the Company closed the PPO and had received proceeds of $60,000.

The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on January 17, 2008, and declared effective on February 15, 2008. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

4.  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2008, was as follows (assuming a 23% effective tax rate):

2008

Current Tax Provision:
Federal-
Taxable income	$—
Total current tax provision	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$3,755
Change in valuation allowance	(3,755)
Total deferred tax provision	$—

The Company had deferred income tax assets as of March 31, 2008, as follows:

2008

Loss carryforwards	$8,559
Less - Valuation allowance	(8,559)
Total net deferred tax assets	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2008 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2008, the Company had approximately $37,213 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

5. Related Party Transactions

As described in Note 3, during the period from June 28, 2007, through December 31, 2007, the Company issued 3,000,000 shares of its common stock to its Directors for cash payment of $300. As of March 31, 2008 the $300 was receivable from the Directors.

6. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

7. Commitments and Contingencies

On February 13, 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”). Island Stock Transfer will act as the Company’s transfer agent and provide Edgarization services for the Company. Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $2,000 plus transaction fees payable as follows: (1) $1,000 due at the time of execution of the Agreement, and $1,000 within 60 days; (2) the issuance of 25,000 shares of the Company’s common stock; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 25,000 shares of common stock from Island Stock Transfer for a period of 12 months for $10,000. As of March 31, 2008, the Company paid the initial fee of $2,000 for consulting and advisory services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” beginning on page 10 of this prospectus. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview
We are a development stage company with limited operations and no revenues from our business operations. Our primary business will be to sell biodiesel home processors to farm communities and non-commercial diesel machine operators in Israel, in particular automotive based consumers. In the future, we may also operate our own biodiesel processing facility for the aforementioned consumer market in Israel.  Our activities to date have largely been to analyze and locate cost effective markets and manufactures of the biodiesel home processing kits. We have never generated any revenues from the sale of biodiesel home processing kits.

Plan of Operation

Our specific goal is to become the leading distributor of biodiesel home processing kits to farm communities and to non-commercial diesel machine operators in Israel, in particular, automotive based consumers. We may also operate our own biodiesel processing facility for the aforementioned consumer market in Israel.

We intend to purchase biodiesel home processing kits at wholesale prices and market them to customers at a markup. We will seek to become sole distributors of each product we sell in our target sales territory by entering into agreements with the manufacturers of biodiesel home processing kits. We will look to locate manufacturers that can deliver product to us in a timely manner.

In order to keep overheard (fixed costs) minimal we will incorporate the JIT model (Just in Time) for inventory management bringing in inventory only when ordered by our customers.

We plan to make the following payment terms our standard:

Deposit of 50% of the retail price upon order and balance upon delivery

We anticipate selling the biodiesel home processing kits at a retail price of $6,000 while we expect our aggregate costs for each kit to amount to approximately $3,000.

We will pay the logistical expenses and any duties/tariff that may arise with the export/import of the processors, and plan to include these costs in the retail price to the customer.

Results of Operations

Revenues

We had no revenues for the period from June 28, 2007 (date of inception) through March 31, 2008.

Expenses

Our expenses for the three month period ended March 31, 2008 were $16,326 and since our inception were $37,213. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the three month period ended March 31 2008 was $16,326. During the period from June 28, 2007 (date of inception) through March 31, 2008, we incurred a net loss of $37,213. This loss consisted primarily of professional fees and administrative expenses. Since inception, we have sold 5,000,000 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2008, reflects assets of $29,971. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended March 31, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Registration Statement on Form SB-2 for the period ended December 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended March 31, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Exhibit Description
3.1	-	Certificate of Incorporation.*

3.2	-	Bylaws.*

31	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32	-	Section 1350 Certification of Principal Executive and Financial Officer

* incorporated by reference from Registrant's Registration Statement on Form SB-2 filed on January 17, 2007, Registration No. 333-148716.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-18 CORP

By:	/s/ Hadas Yaron
Hadas Yaron Title: President, Treasurer and Director (Principal Executive Officer, Principal Financing Officer and Principal Accounting Officer)

Dated: May 12, 2008