Form 10-Q
period 2008-06-30
E 18 CORP
filed 2008-08-07
CIK 1422128

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2008

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
YES ☐ NO ☒

The issuer had 5,000,000 shares of its common stock issued and outstanding as of August 5, 2008.

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

PART I
Item 1. Financial Statements.
E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Current Assets:
Cash in bank	$24,577	$58,064

Total current assets	24,577	58,064

Total Assets	$24,577	$58,064

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$300	$-
Accrued liabilities	3,000	20,000
Loans from related parties - Directors and stockholders	1,234	-

Total current liabilities	4,534	20,000

Total liabilities	4,534	20,000

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 150,000,000 shares
authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	59,800	59,800
Stock subscriptions receivable	(300)	(1,350)
(Deficit) accumulated during the development stage	(39,957)	(20,886)

Total stockholders' equity	20,043	38,064

Total Liabilities and Stockholders' Equity	$24,577	$58,064

The accompanying notes to financial statements are
an integral part of this balance sheet.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Three Months	Six Months
	Ended	Ended	Cumulative
	June 30,	June 30,	From
	2008	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	2,300	16,108	36,108
Bank charges	120	518	1,405
SEC and filing fees	324	2,039	2,039
Other	-	405	405

Total general and administrative expenses	2,744	19,070	39,957

(Loss) from Operations	(2,744)	(19,070)	(39,957)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(2,744)	$(19,070)	$(39,957)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,000,000	5,000,000

The accompanying notes to financial statements are
an integral part of these statements.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Six Months
	Ended	Cumulative
	June 30,	From
	2008	Inception

Operating Activities:
Net (loss)	$(19,070)	$(39,957)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net liabilities-
Accounts payable	300	300
Accrued liabilities	(17,000)	3,000

Net Cash Used in Operating Activities	(35,770)	(36,657)

Investing Activities:	-	-

Net Cash Used in Investing Activities	-	-

Financing Activities:
Issuance of common stock for cash	-	60,300
Stock subscriptions receivable	1,050	(300)
Loans from related parties - Directors and stockholders	1,234	1,234

Net Cash Provided by Financing Activities	2,284	61,234

Net (Decrease) Increase in Cash	(33,486)	24,577

Cash - Beginning of Period	58,063	-

Cash - End of Period	$24,577	$24,577

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statement.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
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

On July 2, 2007, pursuant to the terms of a subscription agreement, the Company sold 1,000,000 shares of common stock to Mr. Yosef Krytman, Secretary and Director, for cash payment of $100 (par value). The Company believes this issuance was deemed to be exempt under Regulation S of the Securities Act.

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

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2008, and for the three months ended June 30, 2008 and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the three months ended June 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the audited financial statements of the Company as of December 31, 2007, in its Registration Statement on Form SB-2 filed with the SEC for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2008.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of June 30, 2008, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and expenses for the period ended June 30, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2008, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On July 2, 2007, pursuant to the terms of a subscription agreement, the Company sold 1,000,000 shares of common stock to Mr. Yosef Krytman, Secretary and Director, for cash payment of $100 (par value). The Company believes this issuance was deemed to be exempt under Regulation S of the Securities Act.

On September 15, 2007, pursuant to the terms of a subscription agreement, the Company sold 1,800,000 shares of common stock to Mrs. Hadas Yaron, the Company's current President, Treasurer and Director, for cash payment of $180 (par value). The Company believes this issuance was deemed to be exempt under Regulation S of the Securities Act.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

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

4.  Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2008, was as follows (assuming a 23% effective tax rate):

2008

Current Tax Provision:
Federal-
Taxable income	$—
Total current tax provision	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$4,386
Change in valuation allowance	(4,386)
Total deferred tax provision	$—

The Company had deferred income tax assets as of June 30, 2008, as follows:

2008

Loss carryforwards	$9,190
Less - Valuation allowance	(9,190)
Total net deferred tax assets	$—

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2008 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2008, the Company had approximately $39,957 in tax loss carryforwards that are available to be utilized in future periods to reduce taxable income, and expire in the year 2028.

5. Related Party Transactions

As described in Note 3, during the period from June 28, 2007, through December 31, 2007, the Company issued 3,000,000 shares of its common stock to its Directors for cash payment of $300. As of June 30, 2008 the $300 was receivable from the Directors.

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

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains its controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

7. Commitments and Contingencies

On February 13, 2008, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”). Island Stock Transfer will act as the Company’s transfer agent and provide Edgarization services for the Company. Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $2,000 plus transaction fees payable as follows: (1) $1,000 due at the time of execution of the Agreement, and $1,000 within 60 days; (2) the issuance of 25,000 shares of the Company’s common stock; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 25,000 shares of common stock from Island Stock Transfer for a period of 12 months for $10,000. As of June 30, 2008, the Company paid the initial fee of $2,000 for consulting and advisory services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview
We are a development stage company with limited operations and no revenues from our business operations. Our primary business will be to sell biodiesel home processors to farm communities and to non-commercial diesel machine operators in Israel, in particular, automotive based consumers. In the future, we may also operate our own biodiesel processing facility for the aforementioned consumer market in Israel.  Our activities to date have largely been to analyze and locate cost effective markets and manufactures of the biodiesel home processing kits. We have never generated any revenues from the sale of biodiesel home processing kits.

Plan of Operation

Our specific goal is to become the leading distributor of biodiesel home processing kits to farm communities and to non-commercial diesel machine operators in Israel, in particular, automotive based consumers. We may also operate our own biodiesel processing facility for the aforementioned consumer market in Israel.

We intend to purchase biodiesel home processing kits at wholesale prices and market them to customers at a markup. We will seek to become sole distributors of each product we sell in our target sales territory by entering into agreements with the manufacturers of biodiesel home processing kits. We will look to locate manufacturers that can deliver products to us in a timely manner.

In order to keep overheard (fixed costs) minimal we will incorporate the JIT model (Just in Time) for inventory management, bringing in inventory only when ordered by our customers.

We plan to make the following payment terms our standard:

Deposit of 50% of the retail price upon order and balance upon delivery.

We anticipate selling the biodiesel home processing kits at a retail price of $6,000 while we expect our aggregate costs for each kit to amount to approximately $3,000.

We will pay the logistical expenses and any duties/tariff that may arise with the export/import of the processors, and we plan to include these costs in the retail price to the customer.

Results of Operations

Revenues

We had no revenues for the period from June 28, 2007 (date of inception) through June 30, 2008.

Expenses

Our expenses for the three month period ended June 30, 2008 were $2,744. Our expenses for the six month period ended June 30, 2008 were $19,070 and since our inception were $39,957. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the three month period ended June 30, 2008 was $2,744. Our net loss for the six month period ended June 30, 2008 was $19,070. During the period from June 28, 2007 (date of inception) through June 30, 2008, we incurred a net loss of $39,957. This loss consisted primarily of professional fees and administrative expenses. Since inception, we have sold 5,000,000 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2008, reflects assets of $24,577. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended June 30, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Registration Statement on Form SB-2 for the period ended December 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended June 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Registration Statement on Form SB-2 filed on January 17, 2008.

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

* incorporated by reference from Registrant's Registration Statement on Form SB-2 filed on January 17, 2008, Registration No. 333-148716.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E-18 CORP

By:	/s/ Hadas Yaron
Hadas Yaron
Title: President, Treasurer and Director (Principal Executive Officer, Principal Financing Officer and Principal Accounting Officer)

Dated: August 7, 2008