Form 10-K
period 2008-12-31
E 18 CORP
filed 2009-02-04
CIK 1422128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number 333-148716

E-18 CORP.
(Exact name of registrant as specified in its charter)
Delaware	98-0541881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26 Leon Blum Street Tel Aviv, Israel, 69052	69052
(Address of principal executive offices)	(Zip Code)
011-972-54-263-7308
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each Class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2008, the last business day of the registrant’s most recently completed fourth fiscal quarter, was $150,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 2, 2009, was 5,000,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section entitled “Risk Factors” in the Registration Statement on Form SB-2 that went effective as of February 15, 2008 and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to environmental regulation and liability;
•	risks related to tax assessments;
•	risks and uncertainties related to our prospects, properties and business strategy; and
•	risks related to our offices and business located in Israel.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this annual report, the terms "we", "us", "our", "E-18" and “Issuer” mean E-18 Corp. unless the context clearly requires otherwise.

PART I

ITEM 1.            BUSINESS

Form and year of organization

We were incorporated on June 28, 2007, in the State of Delaware. Our authorized capital consists of 150,000,000 shares of our common stock (the “Common Shares”) with a par value of $0.0001 per Common Share.

Our principal executive offices are located at 26 Leon Blum, Tel Aviv, Israel, Israel 69052.  Our telephone number is 011-972-545-263-7308.

Our Common Shares are traded on the over-the-counter market and quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “ETEN.OB”.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Business of Issuer

Our Principal Service

We are a development stage company.  The purpose of our company is to market and sell consumer biodiesel home processing kits to customers in warm climates where the raw materials for biodiesel production are readily available and cost effective, and where the temperate climate will eliminate the danger of the temperature reaching the freeze point or cloud point concerns (CFPP).  Because the use of these home processing kits is barely in use in Israel, the primary focus of our business at this stage has been to create demand by creating biofuel awareness on a national level.

We plan to offer biodiesel home processing kits from several manufacturers.  It is our intention that over time we will find the right balance between price and quality.  We intend to work with those companies that will eventually grant us exclusivity for our territory.

Decreasing prices of Oil

The price of oil greatly affects our business.  When we started our business, the price of oil was approximately $70 per barrel.  The price of oil exceeded $140 at its high and this led to increased interest from potential customers.  Subsequently, however, the price for a barrel of crude oil has fallen considerably to around $40.  The ingredients to make 1 liter of biodiesel currently cost around 4.40 New Israeli Shekels, which equates to approximately $1.20 per liter.  The current price of a liter of diesel in Israel is around 5.50 shekels per liter or $1.60 per liter.  Hence, taking into consideration that a customer must purchase the biodiesel kits and then must pay an additional 4 shekels for the ingredients, our business model is not cost effective based on current market prices for regular diesel fuel.

Our Business and Marketing Strategy

We intend to target consumers who live in communities that have sufficient available land and facilities to house biodiesel processors.  Moshav and kibbutz communities, which are farming communities, will be our prime targets.  A moshav community is a community built around a private farm where the produce produced from the farm is sold to communities across the country.  The profits earned by each individual are kept by the individual.  A kibbutz community is a communal farm community where profits, expenses, and decisions relating to farm operations are shared among the people living in the kibbutz.

Competitive Business Conditions and our Competitive Position in the Industry and Methods of Competition

We plan to implement a customer-focused approach to sales.  Unlike internet based businesses, our customers will have the ability to "look and feel" the product prior to executing a purchasing transaction.  Our presence in Israel will enable customers to create a personal relationship with our sales staff.  Customers will also receive the personal service of customer account maintenance provided by us, unlike internet based companies which rarely offer more than an email address for contact purposes.  We intend to include within our customer support services the processing of defective kits.  Internet companies usually require the customer to ship the defective unit back to the manufacturer or internet company on the customer’s own account and wait for the processing of the claim and the shipping of a new unit.  We plan to swap defective kits for new kits on the spot, with no customer down time.

Employees

As of December 31, 2008, we have no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our Directors on as needed basis.

Risks Relating to Our Business

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

The Company has incurred a net loss of $53,738 for the period from June 28, 2007 (date of inception) through December 31, 2008. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern.  No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern.  If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements included herein regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain necessary funding.  There can be no assurance that we will ever achieve any revenues or profitability.  The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

We are a development stage company and may never be able to execute our business plan.

We were incorporated on June 28, 2007.  We currently have no customers or revenues.  We may not be able to execute our business plan unless and until we are successful in raising additional funds.  We anticipate that we will require a minimum of approximately $50,000 to remain operational during the next twelve months. Due to our present financial situation, however, such financing may not be forthcoming.  Even if financing is available, it may not be available on terms we find favorable.  As a result, we may not be able to obtain the necessary funding.  Failure to secure the needed financing will have a very serious effect on our Company's ability to survive.  At this time, there are no anticipated additional sources of funds in place.

Our business model may be unsuccessful.

Our business model is new and unproven and may never be successful.  The success of our business model depends on our ability to generate revenue from the sale of biodiesel home processing kits to our customers, and to realize new revenue streams through the development of complementary products and services.  Our ability to develop a market for biodiesel home processing kits and to successfully market and sell such kits is unproven, and the lack of an operating history makes it difficult to validate our business model, especially in light of the recent decline in the price of oil.  If, for example, we are unable to obtain the distribution rights to the biodiesel home processing kits, or if our advertising campaign proves ineffective, the Company and our operations will be at substantial risk.  In addition, we may be forced to alter our business model in the future to adapt to changes in our industry and our markets.

Our executive officers and Directors have significant voting power and may take actions that may be different than actions sought by our other stockholders.

Our officers and Directors own approximately 56% of the outstanding shares of our common stock.  These stockholders are able to exercise significant influence over all matters requiring stockholder approval.  This influence over our affairs might be adverse to the interest of our other stockholders.  In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Since our officers and Directors may work or consult for other companies, their other activities could slow down our operations.

Our officers and Directors are not required to work exclusively for us and do not devote all of their time to our operations.  Presently, our officers and Directors allocate only a portion of their time to the planning and operation of our business.  Since our officers and Directors are currently employed full time elsewhere, they are able to commit to us between 4 to 8 hours per week.  Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow down in operations.

We need to retain key personnel to support our products and ongoing operations.

The marketing and sale of our products and services will continue to place a significant strain on our limited personnel, management, and other resources.  Our future success depends upon the continued services of our executive officers and other key employees and contractors who have critical technological knowledge, industry experience, and relationships upon which we rely to implement our business plan.  The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to develop, market, and sell our products and services, which could adversely affect our financial results and impair our growth.

Our officers and Directors are located outside of the United States.

Since our officers and Directors are located in Israel, any attempts to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

Our executive officers have no experience in operating or marketing biodiesel processing kits.  This could cause them to make inexperienced or uninformed decisions that may result in negative consequences for us and our business. As a result, our operations could suffer irreparable harm and may cause us to suspend or cease operations, which could cause investors to lose their entire investment.

Since our officers and Directors  have no experience in operating or marketing biodiesel processing kits they could make the wrong decisions regarding the operation and marketing of our business, which could lead to irreparable damage to our business.  Consequently, our operations could suffer irreparable harm from mistakes made by our executive officers and we may have to suspend or cease operations, which could cause investors to lose their entire investment.

Risks Relating to Our Strategy and Industry

The long-term demand for biodiesel fuel may decline.

The long-term demand for biodiesel fuel is uncertain.  We cannot forecast without any certainty the future long-term demand for biodiesel, and as such it is difficult for us to forecast sales and allocate our resources in a manner that would be consistent with our actual sales.  Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.  As a result, if demand decreases, we may experience a rapid decline in our sales and profitability.

The market price of biodiesel is dependent on many factors, including the price of petroleum, the price of gasoline, and the price of raw materials.  Any increase in the price of raw materials used to produce biodiesel fuel will adversely affect our business.

Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy.  The distribution of petroleum throughout   the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions.  The industrialized world depends critically on oil from these areas, and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline.  We cannot predict the future price of oil or gasoline, and in the future it may not be economical to rely on the production and use of biodiesel as an alternative fuel source.  In recent years, the prices of gasoline and petroleum have all reached historically unprecedented high levels, even though the prices have since declined significantly.  If the prices of gasoline and petroleum remain at their current levels or were to decline further, we believe that the demand for biodiesel as an alternative fuel would be adversely affected.  Fluctuations in the market price of biodiesel may cause our profitability to fluctuate significantly.

Our results of operations and financial condition will be significantly affected by the cost and supply of the raw materials used in the production of biodiesel, namely, vegetable oil, methanol, and lye.  Changes in the price and supply of these raw materials are subject to and determined by market forces over which we have no control.  For example, the prices for and availability of methanol are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, overall economic conditions, and foreign and domestic governmental regulations.  Significant disruptions in the supply of methanol could impair the ability to manufacture biodiesel.  Furthermore, increases in methanol prices or changes in methanol costs relative to gasoline costs may adversely affect our results of operations and financial condition.

In addition, the increased production of biodiesel could have adverse effects on our business.  Increased biodiesel production could result in increased demand for raw materials required to make biodiesel fuel.  This could result in higher prices for these products, which would lead to higher biodiesel production costs, which could lead to a decrease in demand for our products.  We cannot predict the future price of biodiesel or of its raw materials.  Any increase in the price of biodiesel will adversely affect our sales and profitability.

Our business is subject to extensive regulation by federal, state and local governmental agencies.

We cannot predict in what manner or to what extent governmental regulations will harm our business or the biodiesel marketing industry in general.  If changes in government regulations reduce the demand for biodiesel, our sales and profitability may decline.  Compliance with regulations may be time-consuming and expensive, and may delay or even prevent sales of our products in Israel or in other jurisdictions.

For example, the production and sale of biodiesel is subject to regulation by agencies of the Federal government, including, but not limited to, the Environmental Protection Agency in the U.S., as well as other agencies in each jurisdiction in which biodiesel is produced, sold, stored, or transported.  The environmental laws and regulations that affect our business are extensive and have become progressively more stringent.  Applicable laws and regulations are subject to change.  Violations of environmental laws and regulations or permit conditions can result in substantial penalties, injunctive orders, civil and criminal sanctions, permit revocations, and/or facility shutdowns.  If significant unforeseen liabilities arise for corrective action or other compliance, our sales and profitability could be materially and adversely affected.

An increase in taxes would adversely affect our business

Due to environment concerns and for other reasons, taxes on diesel fuel, in general, are on the rise.  Higher taxes on diesel fuel may result in the reduction of the number of diesel engine vehicles imported into Israel.  A reduction in the number of diesel engine vehicles in Israel will result in a decrease in our proposed market and may directly affect the profitability of our business.

In addition, there are currently minimal taxes to import biodiesel home processing kits to Israel from the United States.  Should custom duties or other taxes on the import of biodiesel home processing kits be increased, our costs would increase and the profitability of our business would be harmed.

Our lack of business diversification could result in the loss of your investment if revenues from our primary products decrease.

Currently, our business is focused on the marketing and sale of biodiesel home processing kits to consumers.  We do not have any other lines of business or other sources of revenue if we are unable to successfully implement our business plan.  Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues by the sale of biodiesel home processing kits since we do not have any other lines of business or alternative revenue sources.

A refusal by automobile manufacturers to honor their engine warranties in instances where vehicle owners use biodiesel fuel would jeopardize our ability to market our products.

Some automobile manufacturers have refused to honor diesel engine warranties of vehicle owners who have switched from regular diesel fuel to biodiesel.  While it is true that a diesel engine that had been run on regular diesel fuel before converting to biodiesel fuel may suffer increased breakdowns as a result, new diesel engines that from inception have been run on biodiesel fuels actually suffer less wear-and-tear damage and last longer.  Nevertheless, if automobile manufacturers do not allow vehicle owners to use biodiesel fuel, then the demand for our products will be detrimentally affected and our business will likely fail.

Changes and advances in biodiesel production technology could lead to the obsolescence of our products, require us to incur costs to update our products, or could otherwise hinder our ability to compete in the alternative fuel industry or operate profitably.

Advances and changes in the technology of biodiesel production can be expected to occur.  Such advances and changes may make the biodiesel production technology upon which our products are based less desirable or obsolete.  These advances could also allow our competitors to produce biodiesel at a lower cost than can be produced with our products.  If we are unable to adopt or incorporate technological advances, our biodiesel products could become less efficient than our competitors, which may cause our products to become uncompetitive or completely obsolete.  If our competitors develop, obtain, or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our biodiesel production products remain competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income, all of which could reduce the value of your investment.

Competition from other alternative fuels may lessen the demand for biodiesel and negatively impact our profitability, which could reduce the value of your investment.

Alternative fuels, gasoline oxygenates, and biofuel production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using electric power, fuel cells, or clean burning gaseous fuels. Like biodiesel, the emerging electric power and fuel cell industries offer technological options to address increasing worldwide energy costs, the long-term availability of petroleum reserves, and environmental concerns.  Electric power and fuel cells have emerged as potential alternatives to certain existing power sources because of their higher efficiency, reduced noise, and lower emissions.  Fuel cell industry participants are currently targeting the transportation, stationary power, and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell, electric power, and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for biodiesel, which would negatively impact our profitability, causing a reduction in the value of your investment.

Consumer resistance to the use of biodiesel may affect the demand for biodiesel which could affect our ability to market our products and reduce the value of your investment.

Media reports in the popular press indicate that some consumers believe that biofuel adds to air pollution and harms car and truck engines.  It is also widely reported that biofuel products significantly reduce fuel economy and cause overall fuel costs to substantially increase.   Researchers have published studies reporting that the production of ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced.  These consumer beliefs could potentially be wide-spread.  If consumers choose not to invest in biodiesel as an alternative fuel source, it would affect the demand for our products and negatively affect our profitability.

Our success depends on third party manufacturers of the biodiesel home processing kits.

We intend to rely on third parties for the manufacture of the biodiesel home processing kits that we will be selling to consumers.  We may not be successful in developing relationships with the product manufacturers.  In addition, these third parties may not dedicate sufficient resources or give sufficient priority to satisfying our required needs.  There is no history upon which to base any assumption as to the likelihood that we will prove successful in selecting qualified suppliers or in negotiating any agreements with them.  We can provide investors with no assurance that our products will be produced according to the specifications that we require.  If we are unsuccessful in addressing these risks, our business will most likely fail.

Our success depends on third party distribution channels.

We intend to sell our products ourselves and through a series of resellers and distributors.  Our future revenue growth will depend in large part on sales of our products through these relationships.  We may not be successful in developing distribution relationships.  Entities that distribute our products may compete with us.  In addition, these distributors may not dedicate sufficient resources or give sufficient priority to selling our products.  Our failure to develop distribution channels, the loss of a distribution relationship, or a decline in the efforts of a material reseller or distributor could prevent us from generating sufficient revenues to become profitable.

We rely on the technology and services of third parties.

We intend to license third party technology, including technology that will be integrated into our products. As our products evolve, we may need to license additional or alternative technology from third parties. These third party technology licenses may not be available or may not continue to be available to us on commercially reasonable terms, or at all, and we may not be able to obtain licenses for other existing and future technologies that we desire to integrate into our products. If we cannot maintain existing third party technology licenses or enter into licenses for other existing and future technologies needed for our products, we would be required to delay the delivery of our products and services to our customers while we seek licenses with alternative third parties, or develop the necessary technology internally. A delay in providing our customers with our products and services would harm our business.

Risks Relating to Operating in Israel

We conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel.

Our current operations and our officers and Directors are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and could make it more difficult for us to raise capital.

Since September 2000, terrorist violence in Israel has increased significantly and negotiations between Israel and Palestinian representatives have not achieved a peaceful resolution of the conflict. The establishment in 2006 of a government in the Gaza territory  by representatives of the Hamas militant group has created additional unrest and uncertainty in the region.

Further, Israel is currently engaged in an armed conflict with Hamas, which involves thousands of missile strikes and has disrupted most day-to-day civilian activity in southern Israel. These missile attacks by Hamas have not targeted Tel Aviv, the location of our principal executive offices; however, any armed conflicts, terrorist activities or political instability in the region would likely negatively affect business conditions and could significantly harm our results of operations.

ITEM 2.            PROPERTIES

Our Principal Executive Offices

Our principal executive offices are located at 26 Leon Blum, Tel Aviv, Israel, Israel 69052.  Our telephone number is 011-972-545-263-7308. We believe that the condition of our lease property is satisfactory, suitable and adequate for our current needs.

ITEM 3.            LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our directors, officers, affiliates, owner of record or beneficially of more than 5% of our voting securities or security holder is an adverse party or has a material interest adverse to our interest.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On April 16, 2008, our Common Shares began trading on the over-the-counter market and are currently quoted on the OTCBB under the symbol “ETEN.OB”. Prior to that date, there was no established trading market for our Common Shares.  There has been no active  trading in our  securities and there have been no high or low bid prices quoted.

Holders of our Common Shares

As of February 2, 2009, there were 53 registered stockholders holding 5,000,000 Common Shares issued and outstanding.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.  There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date hereof, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  8-K, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2008, neither we nor any  “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Shares or other securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties. See the section entitled “Forward Looking Statements” above.

EXECUTIVE OVERVIEW

We were incorporated in the State of Delaware on June 28, 2007.  Since our incorporation, we had been in the process of establishing ourselves as a company in the business of distributing and selling biodiesel home processors. Our primary business will be to sell biodiesel home processors to farm communities and to non-commercial diesel machine operators in Israel, in particular, to automotive based consumers. In the future, we may also operate our own biodiesel processing facility for the aforementioned consumer market in Israel.  Our activities to date have largely been to analyze and locate cost effective markets and manufactures of the biodiesel home processing kits.

We have not generated any revenue since our inception. We are a development stage company with limited operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months.

PLAN OF OPERATION

Our specific goal is to become the leading distributor of biodiesel home processing kits to farm communities and to non-commercial diesel machine operators in Israel, in particular, to automotive based consumers. We may also operate our own biodiesel processing facility for the aforementioned consumer market in Israel.

We intend to purchase biodiesel home processing kits at wholesale prices and to market them to customers at a markup. We will seek to become the sole distributor of each product we sell in our target sales territory by entering into agreements with the manufacturers of biodiesel home processing kits. We will look to locate manufacturers that can deliver products to us in a timely manner.

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

RESULTS OF OPERATIONS

For the years ended December 31, 2008 and December 31, 2007

We have not generated any revenues since inception, including for the year ended December 31, 2008.  Our operating activities during these periods consisted primarily of developing our business plan.

General and administrative expenses were $32,852 for the year ended December 31, 2008, compared to $20,886 for the year ended December 31, 2007. The increase in general and administrative expenses was due to an increase in our activity level. General and administrative expenses primarily consist of professional fees, and filing fee expenses.

Our net loss for the year ended December 31, 2008, was $32,852 or $0.01 per share, compared to $20,886 or $0.01 per share for the year ended December 31, 2007. The weighted average number of shares outstanding was 5,000,000 at December 31, 2008, compared to 3,600,519 at December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008

As of December 31, 2008, our current assets were $14,958 and our current liabilities were $8,396, resulting in working capital of $6,562.

As of December 31, 2008, our total liabilities were $8,396, compared to total liabilities of $20,000 as of December 31, 2007, all consisting of current liabilities.

Stockholders’ equity decreased from of $38,064 at December 31, 2007, to equity of $6,562 at December 31, 2008.  This was mainly a result of the net loss for the year ended December 31, 2008.

For the year ended December 31, 2008, net cash used in operating activities was $45,952, compared to net cash used in operating activities of $886 for the year ended December 31, 2007. Net cash used in operating activities for the year ended December 31, 2008 was mainly the result of a net loss and payment of accrued liabilities.

For the year ended December 31, 2008, net cash used in investing activities was $0, compared to net cash used in investing activities of $0 for the year ended December 31, 2007.

Net cash flows from financing activities for the year ended December 31, 2008 was $2,746, compared to net cash flows from financing activities of $58,950 for the year ended December 31, 2007.

Going Concern

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We currently estimate that we will require an additional $50,000 to fund our operations for the subsequent 12 month period.  There are no assurances that we will be able to obtain funds required for our continued operation.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 to the Financial Statements entitled “Recent Accounting Pronouncements” included in this annual report for a discussion of recent accounting pronouncements and their impact on our Financial Statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS No. 161 to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, the elimination of “minority interest” accounting in results of operations and changes in the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company does not expect SFAS No. 160 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 159 is not expected to have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a material impact on the Company’s results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in this report in Part IV, Item 15 beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this annual report.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

Under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year covered by this report. Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The following individuals serve as the Directors and executive officers of our company. All Directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of Directors and hold office until their death, resignation or removal from office:

Name	Age	Position Held with our Company
Hadas Yaron	39	President, Treasurer and Director
Yosef Itamar Krytman	25	Secretary and Director

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Hadas Yaron

Ms Hadas Yaron is currently working as a freelance consultant for restaurants and is assisting in planning culinary menus.   Ms. Yaron worked as a part time assistant in 2008 at Guy Ithaki Project, a company that provides planning and logistical services for individuals and entities who wish to open new restaurants.  In 2007, Ms. Yaron completed her Masters of Science degree in Life Sciences at Tel Aviv University with a focus on plant sciences.  Between 2003 and 2005 Ms. Yaron was a member of the school management team at the Maritime College in Israel, where she served as Head of the Student Office (a position similar to Dean) with responsibilities for course scheduling and oversight of student academic issues, similar to that of a Dean.   During 2002, Ms. Hadas Yaron worked as a customer service representative in the customer service office at Tambor, a large Israeli paint manufacturer.  Between 1999 and 2001, Ms. Yaron was the head of a customer services unit at Partner Communications, one of the largest mobile operators in Israel.

Yosef Itamar Krytman

Mr. Yosef Krytman, our Secretary and Director, joined us on July 2, 2007.  Since 2005, he has been employed as a sales executive at the Electronics Center in Jerusalem, Israel.  Between 2004 and 2005, Mr. Krytman worked as a sales executive at Dag Hameyuhad, a retail food store in Jerusalem, Israel.  Mr. Krytman studied at the Chaim Moshe Yeshiva High School in Jerusalem, Israel between the years 2000-2004.

There are no familial relationships among any of our officers or Directors.  None of our Directors or officers is a director in any other reporting companies.  None of our Directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  The Company is not aware of any proceedings to which any of the Company’s officers or Directors, or any associate of any such officer or Director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Board Composition

Our bylaws provide that the Board of Directors shall consist of one or more members.  Each Director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

No Committees of the Board of Directors; No Financial Expert

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert”.  As such, our entire Board of Directors acts as our audit committee.

Auditors; Code of Ethics

Our principal registered independent auditor is Alan Weinberg CPA. We do not currently have a Code of Ethics applicable to our principal executive, financial, and accounting officers.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Directors.  Thus, there is a potential conflict of interest in that our Directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or Directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our Directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Involvement in Legal Proceedings

No Director, nominee for Director or officer of the Company has appeared as a party during the past five years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

ITEM 11.        EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2008 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•
each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2008; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2008;

(collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hadas Yaron	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Yosef Krytman	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Summary Compensation

Since our incorporation on June 28, 2007, we have not paid any compensation to our Directors or officers in consideration for services rendered to our Company in their capacity as such. We have no employment agreements with any of our Directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans.

Since our incorporation on June 28, 2007, no stock options or stock appreciation rights have been granted to any of our Directors or executive officers, none of our Directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

Outstanding Equity Awards

Our Directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Our Directors do not receive compensation for their services as Directors.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of December 31, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Hadas Yaron	Common	1,800,000	36%
Yosef Itamar Krytman	Common	1,000,000	20%
Total	Common	2,800,000	56%

Notes:

(1)
Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 5,000,000 shares of common stock issued and outstanding as of December 31, 2008.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since the beginning of the fiscal year preceding the last fiscal year and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which our company was or is a party, or in any proposed transaction to which our company proposes to be a party:

•	any director or officer of our company;

•	any proposed director of officer of our company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On June 28, 2007, pursuant to the terms of a subscription agreement the Company sold 2,000,000 shares of common stock to Mr. Avraham Y. Zeitlin, former President, Secretary, Treasurer and Director, for cash payment of $200 (par value).  Mr. Zeitlin returned 1,800,000 of his shares to the Company on September 15, 2007 and continues to hold 200,000 shares of our common stock. We believe this issuance was exempt under Regulation D of the Securities Act of 1933 (the “Securities Act”).  No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. Zeitlin who was our sole officer and Director and transfer was restricted by us in accordance with the requirements of the Securities Act.

On July 2, 2007, pursuant to the terms of a subscription agreement, we sold 1,000,000 shares of our common stock to Mr. Yosef Itamar Krytman, our Secretary and Director, for cash payment to us of $100.  We believe this issuance was exempt under Regulation S of the Securities Act.  No advertising or general solicitation was employed in offering the securities. The offering and sale was made in an off-shore transaction only to Mr. Yosef Itamar Krytman who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act.

On September 15, 2007, pursuant to the terms of a subscription agreement, we sold 1,800,000 shares of our common stock to Hadas Yaron, our President and Treasurer and Director, for cash payment to us of $180.  We believe this issuance was exempt under Regulation S of the Securities Act.  No advertising or general solicitation was employed in offering the securities. The offering and sale was made in an off-shore transaction only to Mrs. Hadas Yaron who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act.

Ms. Hadas Yaron, our President, Treasurer, and Director, has contributed office space for our use.  There is no charge to us for our use of the space as the rental value of such space is nominal and our use is limited in time.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2008	December 31, 2007
Audit Fees	8,500	4,000
Audit Related Fees	0	0
Tax Fees	250	250
All Other Fees	0	0

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, Our Board of Directors acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)  Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 17, 2008).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on January 17, 2008).

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Hadas Yaron

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Hadas Yaron

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-18 CORP. (Registrant)

By:	/s/ Hadas Yaron
Name: Hadas Yaron
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Dated: February 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Hadas Yaron
Name: Hadas Yaron
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Dated: February 4, 2009

E-18 CORP.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2008 and 2007	F-3

Statements of Operations for the Years Ended
December 31, 2008 and 2007, and Cumulative from Inception	F-4

Statement of Stockholders’ Equity for the Period from Inception
Through December 31, 2008	F-5

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007,
and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of E-18 Corp.:

We have audited the accompanying balance sheets of E-18 Corp. (a Delaware corporation in the development stage) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2008 and 2007, and from inception (June 28, 2007) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-18 Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and from inception (June 28, 2007) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Alan Weinberg CPA

Weinberg & Associates LLC
Baltimore, Maryland
January 14, 2008

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

Current Assets:
Cash in bank	$14,858	$58,064
Prepaid expenses	100	-

Total current assets	14,958	58,064

Total Assets	$14,958	$58,064

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$7,000	$20,000
Loans from related parties - Directors and stockholders	1,396	-

Total current liabilities	8,396	20,000

Total liabilities	8,396	20,000

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 150,000,000 shares
authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	59,800	59,800
Stock subscriptions receivable	-	(1,350)
(Deficit) accumulated during the development stage	(53,738)	(20,886)

Total stockholders' equity	6,562	38,064

Total Liabilities and Stockholders' Equity	$14,958	$58,064

The accompanying notes to financial statements
are an integral part of these statements.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH DECEMBER 31, 2008

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	28,086	20,000	48,086
Bank charges	728	886	1,614
SEC and filing fees	3,053	-	3,053
Other	985	-	985

Total general and administrative expenses	32,852	20,886	53,738

(Loss) from Operations	(32,852)	(20,886)	(53,738)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(32,852)	$(20,886)	$(53,738)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,000,000	3,600,519

The accompanying notes to financial statements are
an integral part of these statements.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE PERIOD FROM INCEPTION (JUNE 28, 2007)
THROUGH DECEMBER 31, 2008

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash	5,000,000	500	59,800	(1,350)	-	58,950

Net (loss) for the period	-	-	-	-	(20,886)	(20,886)

Balance - December 31, 2007	5,000,000	500	59,800	(1,350)	(20,886)	38,064

Stock subscription payments received	-	-	-	1,350	-	1,350

Net (loss) for the year	-	-	-	-	(32,852)	(32,852)

Balance - December 31, 2008	5,000,000	$500	$59,800	$-	$(53,738)	$6,562

The accompanying notes to financial statements are
an integral part of these statements.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH DECEMBER 31, 2008

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(32,852)	$(20,886)	$(53,738)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Prepaid expenses	(100)	-	(100)
Accrued liabilites	(13,000)	20,000	7,000

Net Cash Used in Operating Activities	(45,952)	(886)	(46,838)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Issuance of common stock for cash	-	60,300	60,300
Stock subscriptions receivable	1,350	(1,350)	-
Loans from related parties - Directors and stockholders	1,396	-	1,396

Net Cash Provided by Financing Activities	2,746	58,950	61,696

Net (Decrease) Increase in Cash	(43,206)	58,064	14,858

Cash - Beginning of Period	58,064	-	-

Cash - End of Period	$14,858	$58,064	$14,858

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statement.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH DECEMBER 31, 2008

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

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH DECEMBER 31, 2008

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company generates revenues, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2008.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH DECEMBER 31, 2008

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of December 31, 2008, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and expenses for the period ended December 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH DECEMBER 31, 2008

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS No. 161 to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, the elimination of “minority interest” accounting in results of operations and changes in the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company does not expect SFAS No. 160 to have a material impact on the Company’s financial position or results of operations.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH DECEMBER 31, 2008

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 159 is not expected to have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a material impact on the Company’s results of operations or financial position.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to establish the Company as a distributor of biodiesel home processing kits to consumers located in temperate climates.

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

In addition, the Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on January 17, 2008, and declared effective on February 15, 2008.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH DECEMBER 31, 2008

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH DECEMBER 31, 2008

4.  Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2008 and 2007, was as follows (assuming a 23% effective tax rate):

	2008	2007

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$7,556	$4,804
Change in valuation allowance	(7,556)	(4,804)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2008 and 2007, as follows:

	2008	2007

Loss carryforwards	$12,360	$4,804
Less - Valuation allowance	(12,360)	(4,804)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2008 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2008, the Company had approximately $53,738 in tax loss carryforwards that are available to be utilized in future periods to reduce taxable income, and expire in the year 2028.

5. Related Party Transactions

As described in Note 3, during the period from June 28, 2007, through December 31, 2007, the Company issued 3,000,000 shares of its common stock to its Directors for cash payment of $300. As of December 31, 2008 the $300 was receivable from the Directors. The receivable was subsequently received in November 2008.

As of December 31, 2008, the Company owed $1,396 to Directors, officers, and principal stockholders of the Company for working capital loans.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH DECEMBER 31, 2008

6. Commitments and Contingencies

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