Form 10-Q
period 2009-03-31
E 18 CORP
filed 2009-05-12
CIK 1422128

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2009

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
Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

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

The issuer had 5,000,000 shares of its common stock issued and outstanding as of May 11, 2009.

TABLE OF CONTENTS

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

PART I
Item 1. Financial Statements.
E-18 CORP.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2009

Financial Statements-

Balance Sheets as of March 31, 2009 and December 31, 2008	F-2

Statements of Operations for the Three Months Ended
March 31, 2009 and 2008, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through March 31, 2009	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008,
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

 E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$14,833	$14,858
Prepaid expenses	-	100

Total current assets	14,833	14,958

Total Assets	$14,833	$14,958

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$9,104	$7,000
Loans from related parties - Directors and stockholders	2,896	1,396

Total current liabilities	12,000	8,396

Total liabilities	12,000	8,396

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 150,000,000 shares
authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	59,800	59,800
(Deficit) accumulated during the development stage	(57,467)	(53,738)

Total stockholders' equity	2,833	6,562

Total Liabilities and Stockholders' Equity	$14,833	$14,958

The accompanying notes to financial statements
are an integral part of these statements.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	3,050	13,808	51,136
Bank charges	25	398	1,639
SEC and filing fees	654	1,715	3,707
Other	-	405	985

Total general and administrative expenses	3,729	16,326	57,467

(Loss) from Operations	(3,729)	(16,326)	(57,467)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(3,729)	$(16,326)	$(57,467)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,000,000	5,000,000

The accompanying notes to financial statements are
an integral part of these statements.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JUNE 28, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash	5,000,000	500	59,800	(1,350)	-	58,950

Net (loss) for the period	-	-	-	-	(20,886)	(20,886)

Balance - December 31, 2007	5,000,000	500	59,800	(1,350)	(20,886)	38,064

Stock subscription payments received	-	-	-	1,350	-	1,350

Net (loss) for the year	-	-	-	-	(32,852)	(32,852)

Balance - December 31, 2008	5,000,000	500	59,800	-	(53,738)	6,562

Net (loss) for the period	-	-	-	-	(3,729)	(3,729)

Balance - March 31, 2009	5,000,000	$500	$59,800	$-	$(57,467)	$2,833

The accompanying notes to financial statements are
an integral part of these statements.

E-18 CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008, AND
CUMULATIVE FROM INCEPTION (JUNE 28, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(3,729)	$(16,326)	$(57,467)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Prepaid expenses	100	-	-
Accounts payable and accrued liabilities	2,104	(14,050)	9,104

Net Cash Used in Operating Activities	(1,525)	(30,376)	(48,363)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Issuance of common stock for cash	-	-	60,300
Stock subscriptions receivable	-	1,050	-
Loans from related parties - Directors and stockholders	1,500	1,234	2,896

Net Cash Provided by Financing Activities	1,500	2,284	63,196

Net (Decrease) Increase in Cash	(25)	(28,092)	14,833

Cash - Beginning of Period	14,858	58,063	-

Cash - End of Period	$14,833	$29,971	$14,833

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

The Company also submitted a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on January 17, 2008, and declared effective on February 15, 2008.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2009, and for the periods ended March 31, 2009 and 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of its operations and its cash flows for the periods ended March 31, 2009 and 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2009.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2009, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of March 31, 2009, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and expenses for the period ended March 31, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

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

In addition, the Company also submitted a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on January 17, 2008, and declared effective on February 15, 2008.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2009, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company also submitted a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on January 17, 2008, and declared effective on February 15, 2008.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

4.  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2009, was as follows (assuming a 23% effective tax rate):

2009

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$858
Change in valuation allowance	(858)

Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2009 as follows:

2009

Loss carryforwards	$13,217
Less - Valuation allowance	(13,217)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2009, the Company had approximately $57,467 in tax loss carryforwards that are available to be utilized in future periods to reduce taxable income, and expire through the year 2029.

5. Related Party Transactions

As described in Note 3, during the period from June 28, 2007, through December 31, 2007, the Company issued 3,000,000 shares of its common stock to its Directors for cash payment of $300.

As of March 31, 2009, the Company owed $2,896 to directors, officers, and principal stockholders of the Company for working capital loans.

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

Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan.  In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of our shareholders.

Results of Operations

Revenues

We had no revenues for the period from June 28, 2007 (date of inception) through March 31, 2009.

Expenses

Our expenses for the three month period ended March 31, 2009 were $3,729 compared with expenses of $16,326 for the three month period ended March 31, 2008. Our expenses since our inception were $57,467. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the three month period ended March 31, 2009 was $3,729 compared with net loss of $16,326 for the three month period ended March 31, 2008. During the period from June 28, 2007 (date of inception) through March 31, 2009, we incurred a net loss of $57,467. This loss consisted primarily of professional fees and administrative expenses. Since inception, we have sold 5,000,000 shares of common stock.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2009, reflects assets of $14,833. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

Going Concern Consideration

The financial statements contained herein for the fiscal quarter ended March 31, 2009, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-K for the period ended December 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None

Item 4. Controls and Procedures.

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the Registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

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

Dated: May 11, 2009