Form 10-Q
period 2009-06-30
E 18 CORP
filed 2009-08-19
CIK 1422128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

E-18 CORP.
 (Exact name of registrant as specified in Charter)

Delaware	000-53100	98-0541881
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

110 First Avenue NE, Suite #1006
Minneapolis, MN  55413
(Address of Principal Executive Offices)
 _______________

612-379-3975
(Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2009:  33,513,083 shares of Common Stock.

E-18 CORP.

FORM 10-Q
June 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

Protectus Medical Devices, Inc.
Formerly known as E-18 Corp.
(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2009	2008 (1)
	(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$198,344	$693

Total Current Assets	198,344	693

Fixed Assets:
Furniture and Equipment, net	1,013	1,351
Other Assets:
Patents- Net	7,027	8,836

Total Assets	$206,384	$10,880

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$25,391	$25,852
Accrued Salary	187,000	187,000
Contingent Liability	60,000	60,000
Accrued Interest Payable	119,750	117,250
Current Notes Payable	158,796	163,296
Convertible Bridge Loans	175,000	175,000

Total Current Liabilities	725,937	728,398

Long-Term Liabilities
Notes Payable	1,152,500	777,500

Total Long-Term Liabilities	1,152,500	777,500

Total Liabilities	1,878,437	1,505,898

Stockholders' Equity

Common Stock, authorized 150,000,000
shares, par value $0.01, issued and
outstanding on June 30, 2009 and December 31,
2008 is 33,513,083 and 45,000,000 respectively	4,500	3,351

Additional Paid-in Capital	279,653	42,929
Subscriptions Receivable	-	220,000
Accumulated Deficit during Development Stage	(1,956,206)	(1,761,298)

Total Stockholders' Equity	(1,672,053)	(1,495,018)

Total Liabilities and Stockholders' Equity	$206,384	$10,880

(1)  Derived from Audited Statements

The accompanying notes are an integral part of these statements

Protectus Medical Devices, Inc.
Formerly known as E-18 Corp.
(A Development Stage Company)

Statements of Operations
(Unaudited)

					21-Sep-1999
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		to June 30,
	2009	2008	2009	2008	2009
Operating Expenses
Salaries and Wages	132,000	49,500	132,000	49,500	769,353
General and Administrative	13,451	4,261	15,762	8,239	278,273
Professional and Consulting	4,347	27,722	9,290	55,222	431,232
Organization Expense	-	10,000	17,873	10,000	179,692

Total Expenses	149,798	91,483	174,925	122,961	1,658,550

(Loss) from Operations	(149,798)	(91,483)	(174,925)	(122,961)	(1,658,550)

Other Income/(Expense)
Interest Income	19	44	19	46	5,940
Interest Expense	(20,002)	(25,500)	(20,002)	(25,500)	(303,596)

Total Other Income/(Expense)	(19,983)	(25,456)	(19,983)	(25,454)	(297,656)

Net Income/(Loss) Before Income Taxes	(169,781)	(116,939)	(194,908)	(148,415)	(1,956,206)

Income Tax Expense	-	-	-	-	-

Net Income/(Loss)	$(169,781)	$(116,939)	$(194,908)	$(148,415)	$(1,956,206)

Basic (Loss) per Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares	33,830,401	33,513,083	33,830,401	33,513,083

The accompanying notes are an integral part of these statements

Protectus Medical Devices, Inc.
Formerly known as E-18 Corp.
(A Development Stage Company)

Statements of Stockholders' (Deficit)
(Unaudited)

Inception 21-Sep 1999 to 30-Jun-2009
					(Deficit)
					Accumulated
					During
	Common Stock		Paid in	Subscriptions	Development	Total
	Shares	Amount	Capital	Receivable	Stage	Equity
Balance, Inception 21-Sep-1999	-	$-	$-	$-	-	$-

Net (Loss)					(667)	(667)

Balance, December 31, 1999	-	-	-	-	(667)	(667)

Common Shares issued to founders
on 5-May-2000 to acquire patents
at $0.0013 per share	31,934,923	3,193	37,521			40,714

Net (Loss)					(17,098)	(17,098)

Balance, December 31, 2000	31,934,923	3,193	37,521	-	(17,765)	22,949

Net (Loss)					(61,097)	(61,097)

Balance, December 31, 2001	31,934,923	3,193	37,521	-	(78,862)	(38,148)

Net (Loss)					(77,285)	(77,285)

Balance, December 31, 2002	31,934,923	3,193	37,521	-	(156,147)	(115,433)

Equity Issuance Costs			(47,902)			(47,902)

Prepaid Subscriptions				220,000		220,000

Net (Loss)					(153,942)	(153,942)

Balance, December 31, 2003	31,934,923	3,193	(10,381)	220,000	(310,089)	(97,277)

Common Shares issued for cash
on 4-Oct-2004 to exercise warrants
at $0.003 per share	1,351,744	135	3,865			4,000

Net (Loss)					(224,188)	(224,188)

Balance, December 31, 2004	33,286,667	3,328	(6,516)	220,000	(534,277)	(317,465)

Equity Issuance Costs			(89,796)			(89,796)
Cost for issue of Options			58,014			58,014

Net (Loss)					(413,385)	(413,385)

Balance, December 31, 2005	33,286,667	3,328	(38,298)	220,000	(947,662)	(762,632)

Common Shares issued for Cash
on 20-Feb-06 @ $0.444 per share	135,174	14	59,986			60,000

Common Shares issued for Cash
on 22-Feb-06 @ $0.444 per share	91,242	9	40,491			40,500

Net (Loss)					(272,785)	(272,785)

Balance, December 31, 2006	33,513,083	3,351	62,179	220,000	(1,220,447)	(934,917)

Equity Issuance Costs			(18,000)			(18,000)

Net (Loss)					(262,755)	(262,755)

Balance, December 31, 2007	33,513,083	3,351	44,179	220,000	(1,483,202)	(1,215,672)

Equity Issuance Costs			(1,250)			(1,250)

Net (Loss)					(278,096)	(278,096)

Balance, December 31, 2008	33,513,083	3,351	42,929	220,000	(1,761,298)	(1,495,018)

Warrants Issued for Service			17,873			17,873

Inssue of Stock for Prepaid
Subscription	1,486,917	149	219,851	(220,000)		-

Net Acqusition Adjustments	10,000,000	1,000	(1,000)			-

Net (Loss)					(194,908)	(194,908)
Balance, June 30, 2009	45,000,000	$4,500	$279,653	$-	$(1,956,206)	$(1,672,053)

On June 23, 2008 the company executed an 4:1 forward stock split that has been retroactively applied to the above schedule.

On June 25, 2009 the company was acquired through the execution of a share exchange agreement wherein 1.68968 shares of  the acquiring company were issued for each outstanding share.  The results of this reverse acqusition has been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

Protectus Medical Devices, Inc.
Formerly known as E-18 Corp.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

					21-Sep-1999
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		to June 30,
	2009	2008	2009	2008	2009
Operating Activities
Net Loss	$(169,781)	$(116,939)	$(194,908)	$(148,415)	$(1,956,206)
Adjustments to reconcile Net Loss:
Depreciation and Amortization	1,158	1,640	2,147	2,629	63,014
Issue of Warrants or Options for Service	-	-	17,873	-	75,887
Changes in Operating Assets and Liabilities
Increase/(Decrease) in Accounts Payable	(5,404)	(4,210)	(461)	(4,210)	25,391
Increase/(Decrease) in Contingent Liabilities	-	-	-	-	10,000
Increase/(Decrease) in Accrued Liabilities	(19,750)	5,500	(2,000)	33,000	306,750

Net Cash (Used) by Operating Activities	(193,777)	(114,009)	(177,349)	(116,996)	(1,475,164)

Investment Activities
Investment in Patents	-	-	-	-	(67,255)
Purchase of Equipment	-	-	-	-	(3,799)

Net Cash (Used) by Investment Activities	-	-	-	-	(71,054)

Financing Activities
Proceeds from Contingent Investment	-	-	-	-	50,000
Proceeds from Current Notes	375,000	147,500	375,000	-	533,796
Proceeds from Bridge Loans		-	-	-	175,000
Proceeds from Long-Term Notes	-	-	-	147,500	777,500
Equity Issuance Costs	-	-	-	-	(116,234)
Proceeds from the Sale of Stock	-	(1,251)	-	(1,251)	324,500

Net Cash Provided by Financing Activities	375,000	146,249	375,000	146,249	1,744,562

Net Increase / (Decrease) in Cash	181,223	32,240	197,651	29,253	198,344

Cash, Beginning of Period	621	1,150	693	4,137	-

Cash, End of Period	$181,844	$33,390	$198,344	$33,390	$198,344

Supplemental Information:
Interest Paid	$-	$-	$-	$-	$-
Income Taxes Paid	$-	$-	$-	$-	$-

Significant Non-Cash Transactions:
Stock Warrants or Options Issued for Service	$-	$-	$17,873	$-	$58,014
Stock Issued to Acquire Patents	$-	$-	$-	$-	$40,714

The accompanying notes are an integral part of these statements

Protectus Medical Devices, Inc.
Formerly known as E-18 Corp
(A Development Stage Company)

NOTES TO UNAUDITED FNANCIAL STATEMENTS
(June 30, 2009 and December 31, 2008)

NOTE 1.          GENERAL ORGANIZATION AND BUSINESS

Protectus Medical Devices, Inc. (the “Company) was incorporated in the State of Delaware on June 28, 2007 as E-18 Corp. and is a development stage company.  On June 25, 2009 the Company entered into a share exchange agreement with SquareOne Medical, Inc. a Nevada corporation resulting in a change of control.  On June 26, 2009 the shareholders also agreed to change the company’s name to Protectus Medical Devices, Inc.

With the acquisition of SquareOne Medical, Inc. the Company has changed its business operation from a distributor of biodiesel home processing kits to a medical device firm that designs, engineers and manufactures state-of-the-art safety needle devices to protect healthcare workers from accidental needle stick injuries.  The Company has developed and patented a safety hypodermic syringe as its lead product with other proprietary OSHA compliant medical safety devices to follow.

Because of the change of control the acquisition is accounted for as a reverse merger with the Company as the surviving legal entity and the SquareOne Medical, Inc. as the surviving accounting entity and to be operated as a wholly-owned subsidiary.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.  The Company uses a December 31 fiscal year end.

Financial Statement Presentation

The balance sheet presentation herein combines both entities and includes all assets and liabilities at historical cost.  The Company is currently in the developmental stage and has capitalized product development costs and marketing costs as prepaid expenses.  The Company will on occasion issued shares of its common stock in exchange for certain services from the Company’s Officers & Directors, business consultants and vendors.  The stock will be issued at the fair-valued-based method in accordance with FASB –123.  The cost of these services will be expensed in the period when the services are performed.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Accounts Receivable

The Company analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Advertising Costs

Advertising Costs are expensed as incurred.  As of March 31, 2009 the Company has not incurred any advertising expense.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Equipment

Equipment is stated at cost.  Depreciation is computed using the straight-line method over their estimated useful lives, which for computer equipment is three years.  Maintenance and repairs are charged to expense as incurred.  Fixed assets consist of the following:

	June 30,	December 31,
	2009	2008

Computer Equipment	$3,799	$3,799
Less:
Accumulated Depreciation	(2,786)	(2,448)

Equipment, net	$1,013	$1,351

Patents

On May 5, 2005 the Company issued 18,900,000 common shares to acquire the patents and all associated rights having a fair value of $40,714 ($67,255 less amortization of $26,541) from Square One Medical, LP.  The patent cost is being amortized using the straight-line method over a 17 year useful life as follows:

	June 30,	December 31,
	2009	2008

Patents	$67,255	$67,255
Less:
Accumulated Amortization	(60,228)	(58,419)

Equipment, net	$7,027	$8,836

Revenue and Cost Recognition

The Company recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax bases of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

Earnings Per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity common stock equivalents.  As of December 31, 2008 and June 30, 2009 the Company had 5,086,696 and 4,767,024 common stock purchase warrants outstanding as common stock equivalents, respectively.

These common stock warrants could potentially dilute basic Earnings Per Share (EPS) in the future but were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation.  In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors.  The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory.  The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold.  The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given.  SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable.  The Company has selected to utilize the fair value of the stock issued as the measure of the value of services obtained.

For the periods reported the Company has not issued any stock based compensation to either employees or non-employees.

NOTE 3.           REVERSE ACQUSITION

On June 25, 2009, the Company issued 35,000,000 shares of its $0.0001 par value common stock to acquire 100% or 20,214,000 common shares of SquareOne Mecical, Inc.  Because the acquisition represents a change of control and the Company has no significant operations we are treating the acquisition as a reverse merger with the Company the surviving legal entity and SquareOne Medical, Inc. the surviving accounting company.  A pro forma balance sheet of the acquisition follows:

Balance Sheets
		SquareOne
	E-18 Corp.	Medical, Inc.
	Legal	Accounting
	Survivor	Survivor	Purchase
As of June 25, 2009	(Buyer)	(Seller)	Adjustments	Notes	Combined
Assets
Cash	$-	$198,344	$-		$198,344
Patents		7,027			7,027
Equipment- net		1,013			1,013

Total Assets	$-	$206,384	$-		$206,384

Liabilities
Current Liabilities	$-	$725,937	$-		$725,937
Notes Payable	-	1,152,500	-		1,152,500

Total Liabilities	-	1,878,437	-		1,878,437

Stockholders' Equity
Common Stock	1,000	207,140	(203,640)	(a)	4,500
Paid in Capital	59,800	77,013	142,840	(a)(b)	279,653
Accumulated Deficit	(60,800)	(1,956,206)	60,800	(b)	(1,956,206)
Total Equity	-	(1,672,053)	-		(1,672,053)

Total Liabilities and Equity	$-	$206,384	$-		$206,384

Notes:
(a) The company issued 35,000,000 of its $0.0001 par value common stock for the 20,714,000 outstanding $0.01 par value common stock of the selling company. This adjustment accounts for the net $203,640 change in par value for the share exchange.

(b) This adjustment moves the company's accumulated deficit of $60,800 to paid in capital.

NOTE 4.           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company is in its development stage and has incurred an accumulated net loss $1,956,206 as of June 30, 2009.  This condition creates an uncertainty as to the Company’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management expects to begin marketing during the Fiscal Year 2009 and continues to develop and test new products.

NOTE 5.           COMMITMENTS, CONTINGENCIES AND CURRENT LIABILITIES

Accrued Salary

The employment agreement with one of the Company’s officers provided for the deferral of salaries to conserve Company resources with the understanding that the deferred amounts would be paid upon receipt of a sufficient (but unspecified) level of funding.  The following salary has been accrued:

	June 30,	December 31,
	2009	2008

Beginning Balance	$187,000	$137,500
Current Accrual	-	49,500

Total Accrued Salary	$187,000	$187,000

The Company provided periodic living advances to certain other of its officers in lieu of salaries and expensed those payments as officer salaries.

Contingent Liability

During 2008 the Company recorded a contingency of $10,000 resulting from a verbal agreement with a capital equity company for services to be rendered.  Those services were not rendered and the Company is in the process of working on resolution of the balance.

During October 2005 an individual loaned the Company $50,000 through a consultant who made an unauthorized promise to repay him $100,000 upon the closing of proposed financing of approximately $25 million.  The proposed financing did not materialize.  Although the Company received the loan no documentation of the loan or repayment terms were executed.  Accordingly, the Company is carrying the principal of this loan as a contingency payable when funds are available.

The amount of contingencies is summarized as follows:

	June 30,	December 31,
	2009	2008

Beginning Balance	$60,000	$50,000
Current Accrual	-	10,000

Total Contingencies	$60,000	$60,000

Accrued Interest Payable

The Company has issued various debt instruments for Convertible Bridge Loans, Convertible Debentures and private loans that carry interest rates ranging from 7% to 10% and the unpaid interest has been accrued and is outstanding as follows:

	June 30,	December 31,
	2009	2008

Beginning Balance	$117,250	$81,000
Current Accrual	2,500	36,250

Total Accrued Interest	$119,750	$117,250

Current Notes Payable

The Company has the following short-term loans and notes payable:

	June 30,	December 31,
Description	2009	2008

6/26/06 Demand Note,
8% interest, principle
and interest due when
Company achieve
additional $250,000
funding	$50,000	$50,000

3/16/07 Demand Note,
10 % interest, payment
requested	50,000	50,000

6/28/05 Demand Note,
8% interest	49,796	49,796

2/28/03 Demand loan
resulting from default
investment subscriber
disappeared	9,000	9,000

Short-term loan,
non-interest bearing	-	4,500

Total	$158,796	$163,296

Convertible Bridge Loans

During 2001 the Anoka County Economic Development Partnership (ACEDP) took an interest in the Company and assisted in the arrangement of convertible debentures or convertible bridge loans with two venture capital firms, a local manufacturer and three private investors.  The notes carried a 10% per annum interest rate and are convertible to common stock at the rate of 50% or 80% of the current share sales price of any equity financing event of at least $1,000,000.  At the conversion of the debentures the investor also receives five year or six year warrants at the rate of three warrants for every four shares of stock received.  The warrants carry an exercise price of 90% of the then stock sales price.  Two of the debentures also require the issue of $100,000 worth of warrants at the same value because the debentures were not paid on time.  Additionally, the Company has approved the issue of an additional warrant for every warrant issued at the conversion of the debentures as compensation for the investors continuing support. As a result of the June 30, 2009 merger the number of shares to be issued at conversion will be calculated by a multiple of 1.68968 of the entitled shares at conversion.  Outstanding Convertible Bridge Loans are summarized as follows:

	June 30,	December 31,
Description	2009	2008

4/27/01 revised April 2003,
Convertible Debenture,
10% interest, due in one
year, unpaid, convertible
to stock at rate of 50%
of share price from
equity financing event
of $1,000,000 minimum	$27,500	$27,500

6/29/01 revised June 2003,
Convertible Debenture,
10% interest, due in one
year, unpaid, convertible
to stock at rate of 50%
of share price from
equity financing event
of $1,000,000 minimum	27,500	27,500

12/11/01 Convertible
Debenture, 10% interest,
due in 18 months, unpaid,
convertible to stock at
the rate of 80%
of share price from
equity financing event
of $1,000,000 minimum	10,000	10,000

12/19/01 Convertible
Debenture, 10% interest,
due in 18 months, unpaid,
convertible to stock at
the rate of 80%
of share price from
equity financing event
of $1,000,000 minimum	10,000	10,000

12/20/01 Convertible
Debenture, 10% interest,
due in 18 months, unpaid,
convertible to stock at
the rate of 80%
of share price from
equity financing event
of $1,000,000 minimum	100,000	100,000

Total	$175,000	$175,000

NOTE 6.           LONG-TERM LIABILITIES

Investment Loans

During May 2008, the Company received investments totaling $147,500 to assist in covering costs for a private placement of Preferred Stock that did not materialize.  Investors were to receive double the amount of their investment as a return out of the first $500,000 raised in the offering.  The Company is in the process of settling this obligation with these investors.

Long-Term Notes

During 2007 the Company issued several promissory notes calling for interest to be accrued at 10% per annum.  Interest and principal will not become payable until funding is in excess of $2,000,000.

Long-Term notes are summarized as follows:

	June 30,	December 31,
Description	2009	2008

7/16/07 Promissory Note,
10% interest, principal
and interest due when
Company achieves
$2,000,000 funding	$50,000	$50,000

9/1/07 Promissory Note,
10% interest, principal
and interest due when
Company achieves
$2,000,000 funding	25,000	25,000

9/1/07 Promissory Note,
10% interest, principal
and interest due when
Company achieves
$2,000,000 funding	25,000	25,000

12/1/07 Promissory Note,
10% interest, principal
and interest due when
Company achieves
$2,000,000 funding	30,000	30,000

Total	$130,000	$130,000

Exchangeable Debentures

In June 2004, the Company conducted a $2.9 million Private Placement through which the Company sold four (4) full units and two (2) half units at a unit price of $100,000.  Each unit consists of a 7% Debenture, a five (5) year warrant to purchase up to 337,936 post-split common shares (Increased by a factor of 1.68968 as a result of the June 30, 2009 merger) at an exercise price of $0.50 per share and a production bonus from product sales up to $1.25 per each dollar invested.  The holder can exchange the outstanding principal and accrued interest to exercise the warrants anytime prior to their expiration upon notification to the Company and surrender of the Debenture.  Outstanding debentures are summarized as follows:

	March 31,	December 31,	December 31,
	2009	2008	2007

Notes Outstanding	$500,000	$500,000	$500,000

Convertible Debentures

During the quarter ended 30 June 2009, the company sold some full and half $50,000 debenture units for a total of $375,000.  Each $50,000 debenture unit can be converted to 100,000 common shares plus a five-year warrant to purchase an additional 100,000 shares at $0.50 per share.  The reverse acquisition does not impact the shares and warrants available to these debenture holders.

NOTE 7.           OPTIONS AND WARRANTS

Options:

On November 1, 2005 the Company issued 1,200,000 five (5) year options with an exercise price of 110% of the market price or $0.55 per share with 400,000 options becoming vested on November 1, 2006, 2007 and 2008.  Because of the reverse acquisition the number of options is increased by the 1.68968 factor to 2,027,614.  The Company calculated the value of the options to be $58,014.  The Black Sholes Variables use to make the calculations was a Stock Price of $0.50, Strike Price of $0.55, Risk Free Interest rate of 3.94% and a Volatility rate of .383887%.

Warrants

The Company has issued warrants as part of a debenture unit, as investment incentive, as incentive to extend debt payment requirements and as rewards to employees.  The costs for the issuance of the warrants have been recorded using the Black Sholes variables listed below.

As a result of the June 30, 2009 merger the number warrants was increased by multiplying the pre-merger quantity by 1.68968 and has been retroactively applied to the following schedules:

Warrants
Outstanding at December 31, 2006	8,254,087

Plus: Warrants Granted	645,498
Less: Warrants Exercised	-
Less: Warrants Expired	(844,840)

Outstanding at December 31, 2007	8,054,745

Plus: Warrants Granted	540,143
Less: Warrants Exercised	-
Less: Warrants Expired	-

Outstanding at December 31, 2008	8,594,888

Plus: Warrants Granted	996,911
Less: Warrants Exercised	-
Less: Warrants Expired	-

Outstanding at June 30, 2009	9,591,800

Outstanding warrants as of June 30, 2009:

Issue	Expiration	Exercise	Share
Date	Date	Price	Warrants
9/24/2004	12/31/2009	$0.50	1,013,808
6/30/2005	12/31/2009	$0.50	675,872
11/1/2005	11/1/2010	$0.50	337,936
2/22/2006	2/22/2010	$0.75	113,209
4/22/2006	4/22/2016	$0.75	5,069,040
12/31/2006	12/31/2009	$0.75	199,382
3/16/2007	3/16/2011	$0.75	112,648
3/16/2007	3/16/2011	$0.75	11,274
7/16/2007	7/16/2011	$0.75	123,921
9/1/2007	9/1/2011	$0.75	67,601
10/29/2007	9/1/2011	$0.75	67,587
10/29/2007	10/29/2011	$0.75	63,086
12/31/2007	12/31/2010	$0.75	199,382
2/8/2008	2/8/2018	$0.75	337,936
5/1/2008	5/1/2012	$0.75	2,825
12/31/2008	12/31/2011	$0.75	199,382
3/31/2009	3/31/2014	$0.50	996,911

Total Outstanding			9,591,800

Black Sholes Variables:

	Period	During
Black Sholes	Ended	Year Ended
Variables	30-Jun-2009	31-Dec-2008

Exercise Price	$0.50	$0.50 -$ 0.75
Risk Free Rate	3.94%	1.25% - 4.95%
Strike Price	$0.50	$0.50
Volatility	0.383887	.234587 - .383887

NOTE 8.           STOCKHOLDERS’ DEFICIT

On June 25, 2009, the Company issued 35,000,000 shares of its $0.0001 par value common stock to acquire 100% or 20,214,000 common shares of SquareOne Mecical, Inc.  Because the acquisition represents a change of control and the Company has no significant operations we are treating the acquisition as a reverse merger with the Company the surviving legal entity and SquareOne Medical, Inc. the surviving accounting company.  The impact of this acquisition are retroactively applied to these statements.

Common Stock

The Company has authorized 150,000,000 common shares with a $0.0001 par value.

On June 23, 2008 the Company executed a 4:1 forward stock split increasing its outstanding shares from 4,958,500 to 19,834,000.  The impact of this split has been retroactively applied to these statements.

On June 25, 2009 the Company executed its reverse acquisition resulting in a 1.68968 to 1 share exchange which has been retroactively applied to these statements.

On May 4, 2000 the Company issued 31,934,923 post acquisition shares to acquire the patents and all associated rights valued at $40,732 (Patents at $76,255 less accumulated amortization of $26,543) from Square One Medical, LP.

During May 2003 the Company received $220,000 cash in a preferred stock private placement offering wherein the investors were to purchase Series “B” preferred at $1,000 per share redeemable at $2,000 per share upon the successful raise of $26.5 million through the sale of preferred Series “A” stock.  If the aforementioned offering of $26.5 million was unsuccessful the investors were to receive one share of common stock for each $1.00 invested in lieu of redemption.  During June 2009, the investor’s agree to receive four common shares for each $1.00 invested or 880,000 shares which were exchanged for 1,486,917 post acquisition shares.

On October 4, 2004, the Company issued 1,351,744 post-acquisition common shares for the exercise of 200,000 pre-split warrants at $0.02 per share or $4,000.

On February 20, 2006 the Company issued 135,174 post-acquisition common shares for $60,000 cash at $0.75 per share.

On February 22, 2006 the Company issued 91,242 post-split common shares for $40,500 cash at $0.75 per share.

On June 12, 2009 prior to its acquisition of SquareOne, Medical Inc., E-18 Corp. undertook a 5:1 forward stock split increasing its outstanding shares from 5,000,000 to 25,000,000.  As a condition to the share exchange agreement 15,000,000 of those shares were cancelled with 10,000,000 remaining with the original shareholders.

Equity Issuance Costs

The Company has reported the cost of selling various stock related equity instruments as Equity Issuance Costs resulting offsets to paid-in capital on the Statement of Shareholders Deficit.  A summary of those cost in the year incurred follows:

Year	Amount
2003	$87,902
2005	49,796
2007	18,000
2008	1,250

Total	$156,948

NOTE 9.           PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $634,579, which is calculated by multiplying a 34% estimated tax rate by the items making up the deferred tax account, the estimated NOL through March 31, 2009 of $1,866,240. The total valuation allowance is a comparable $634,579.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below for the following reporting periods:

	June 30,	December 31,
	2009	2008
Deferred Tax Asset	$66,269	$94,553
Valuation Allowance	(66,269)	(94,553)
Current Taxes Payable	-	-

Income Tax Expense	$-	$-

Below is a chart showing the federal net operating losses and the years in which they will expire:

Year	Amount	Expiration
1999	667	2019
2000	17,098	2020
2001	61,097	2021
2002	77,285	2022
2003	153,942	2023
2004	224,188	2024
2005	323,589	2025
2006	272,785	2026
2007	262,755	2027
2008	278,096	2028
YTD 2009	194,908	2029

Total	$1,866,410

NOTE  10.       THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year.

The adoption of SFAS No. 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.

The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available.

The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.

The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.

The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

COMPANY OVERVIEW

We were incorporated in the State of Delaware on June 28, 2007.  At our inception, our business plan was to distribute and sell biodiesel home processors. Our primary business was to sell biodiesel home processors to farm communities and to non-commercial diesel machine operators in Israel, in particular, to automotive based consumers. We were unable to raise the necessary capital to continue with this venture.

We entered into a share exchange agreement (the “Share Exchange Agreement”) with SquareOne Medical, Inc. (“SquareOne”), a Nevada company, and the shareholders of SquareOne (the “SquareOne Shareholders”) on June 25, 2009 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Share Exchange Agreement, we acquired all of the issued and outstanding common stock of SquareOne from the SquareOne Shareholders. In exchange, we issued to the SquareOne Shareholders, their designees or assigns, 35,000,000 shares of our common stock. In addition, at the Closing Date, Hadas Yaron and Yosef Itamar Krytman, our former officers and directors, and Avraham Yoel Zeitlin, our principal shareholder, cancelled a total number of 15,000,000 shares of our Common Stock. As a result of the cancellation, the 35,000,000 shares represent approximately 77.78% of our common stock issued and outstanding after the closing of the share exchange transaction contemplated under the Share Exchange Agreement (the “Share Transaction”).  Pursuant to the Share Exchange Agreement, SquareOne Medical, Inc. became our wholly-owned subsidiary.

Our subsidiary SquareOne was incorporated on September 21, 1999 in the State of Nevada to develop and bring to market the new SquareOne Safety Syringe that can potentially reduce accidental needlestick injuries.

According to Occupational Safety and Health Administration report, needlestick injuries expose healthcare workers to bloodborne pathogens and millions workers in the healthcare industry and related occupations are at risk of occupational exposure to bloodborne pathogens which includes Human Immunodeficiency Virus (HIV), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), and others. After an injection, the blood remaining on and in the needle may contain dangerous and life-threatening viruses, such as HIV, HAV, HBV, HCV, etc. Federal law and institutional policy require healthcare workers to properly and safely dispose of these contaminated devices according to specified procedures. Nonetheless, during the disposal process, these syringes can and do cause needlestick injuries, resulting in millions of injuries per year, which, in turn, lead to tens of thousands of cases of HIV, HBV and other infections.

To reduce these accidental needlestick injuries, the applicable federal law and OSHA regulations now mandate healthcare providers to use safer syringes in all applications, such as automatic, self-sheathing hypodermic syringes.  SquareOne Safety Syringe uses an innovative and patented safety design meeting all criteria established by Occupational Safety and Health Administration (“OSHA”) regulations for such safety syringes, especially the automatic, self-sheathing criteria. The SquareOne Safety Syringes are intended for general use. We believe that the SquareOne Safety Syringe will replace the existing hypodermic syringes in use today to significantly reduce and possibly eliminate accidental needlestick exposure.

PLAN OF OPERATIONS

Below are the milestones (on a quarterly basis, post-merger) that SquareOne is basing its projections of positive cash flow on, as well as assumptions regarding SquareOne’s capital formation needs.

First Quarter:

•	Complete initial capital raise of $1.2 million
•	Create new marketing materials based on new name and market positioning

•	Select contract manufacturer from short list of two final, highly qualified candidates
•	Order tooling and automated assembly equipment for initial production of SqareOne’s proprietary, patented automatic, self-sheathing hypodermic safety syringe
•	File several additional patents based on SquareOne’s plans to expand its product base to other safety needle devices beyond the hypodermic safety syringe category

Second Quarter:

•	Complete an additional capital raise of at least $2.5 million
•	Accelerate completion of the Phase 1 Market Introduction program
•	Work with Contract Manufacturer to produce 150,000 to 250,000 commercial-grade units of the 3cc, automatic, self-sheathing SquareOne Safety Syringe
•	Launch public relations and advertising campaign

Third Quarter:

•
As part of the Phase 1 Market Introduction program, distribute approximately 150,000 to 250,000 3cc SquareOne Safety Syringes to targeted hospital systems. These units will be commercial-grade units with all regulatory requirements satisfied for clinical use.

•	Hire additional key sales and marketing staff
•	Complete sales and marketing materials, including instructional materials
•	Launch in-service training program at healthcare institutions
•	Formalize distribution plan

Fourth Quarter:

•	Complete a $9 million capital raise to execute the Phase 2 and 3 portions of SqaureOne’s business plan – Market Expansion and Penetration
•	Aggressively expand SquareOne’s distribution and in-service training programs nationally to achieve annual production and sales volumes of 150 million units, comprising both 1cc and 3cc sizes.

Expansion of distribution will be bolstered by a vigorous marketing campaign, as well as by education of the medical professionals and those having the interest and power to enforce the new laws covering use of hypodermic syringes and their improvements, particularly, the SquareOne device and its differential benefits.

Liquidity and Capital Resources

We are a development stage company.   As of June 30, 2009, we have incurred an accumulated net loss of $1,956,206. At June 30, 2009, we had cash and cash equivalents of $198,344.   Our independent auditor has raised concern about our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock, as well as seeking financing from third parties.

	Three Months Ended		Six Months Ended		21-Sep-1999 (Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2009	2008	2009	2008	2009
Net Cash (Used) by Operating Activities	(193,777)	(114,009)	(177,349)	(116,996)	(1,475,164)

Net Cash (Used) by Investment Activities	-	-	-	-	(71,054)

Net Cash Provided by Financing Activities	375,000	146,249	375,000	146,249	1,744,562

Net Increase / (Decrease) in Cash	181,223	32,240	197,651	29,253	198,344

Cash, Beginning of Period	621	1,150	693	4,137	-

Cash, End of Period	$181,844	$33,390	$198,344	$33,390	$198,344

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our Consolidated Financial Statements attached hereto as Exhibit F-1. Policies determined to be significant are those policies that have greatest impact on our financials statements and require management to use a greater degree of judgment and estimates. Actual result may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in the report.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standard, including SOP 97-2, as amended. Revenue from software arrangements with end users is recognized upon final delivery of the software, provided that collection is probable and no significant obligations remain. Maintenance arrangement revenue is deferred and recognized over the service period

Stock-Based Compensation

The Company accounts for its stock-based compensation under the provisions of SFAS No.123(R) “Accounting for Stock Based Compensation.”  Under SFAS No. 123(R), the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilized variable accounting.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 12, 2009 prior to its acquisition of SquareOne, Medical Inc., E-18 Corp. undertook a 5:1 forward stock split increasing its outstanding shares from 5,000,000 to 25,000,000.  As a condition to the share exchange agreement 15,000,000 of those shares were cancelled with 10,000,000 remaining with the original shareholders.

On June 25, 2009, the Company issued 35,000,000 shares of its $0.0001 par value common stock to acquire 100% or 20,214,000 common shares of SquareOne Medical, Inc.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

The Company filed a Form 8-K with the SEC on June 30, 2009 for the Entry into a Material Definitive Agreement, Completion of Acquisition or Disposition of Assets, Unregistered Sales of Equity Securities, Changes in Registrant's Certifying Accountant, Changes in Control of Registrant, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers, Change in Shell Company Status, Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-18 CORP.

Date: August 19, 2009	By:	/s/ John S. Salstrom
John S. Salstrom Chief Executive Officer, Chief Financial and Accounting Officer