Form 10-Q
period 2009-09-30
PROTECTUS MEDICAL DEVICES, INC.
filed 2009-12-24
CIK 1422128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

PROTECTUS MEDICAL DEVICES, INC.
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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 24, 2009:  45,675,000 shares of Common Stock.

PROTECTUS MEDICAL DEVICES, INC.

FORM 10-Q
September 30, 2009
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

SIGNATURE

Item 1. Financial Information

PROTECTUS MEDICAL DEVICES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008,
AND FOR THE PERIOD FROM SEPTEMBER 21, 1999 (INCEPTION)
TO SEPTEMBER 30, 2009
(UNAUDITED)

TABLE OF CONTENTS

Page(s)

Balance Sheets as of September 30, 2009 (consolidated) (unaudited) and December 31, 2008 (audited) (restated)	1

Statements of Operations For the Three and Nine Months Ended – September 30, 2009 (consolidated) and 2008, and for the Period from September 21, 1999 (inception) to September 30, 2009 (unaudited)	2

Statements of Cash Flows For the Nine Months Ended – September 30, 2009 (consolidated) and 2008, and for the Period from September 21, 1999 (inception) to September 30, 2009 (unaudited)	3

Notes to the Consolidated Financial Statements (unaudited)	4-23

Protectus Medical Devices, Inc.
(A development stage company)
Balance Sheets

	September 30, 2009	December 31, 2008
	(Consolidated)	(Restated)
	(Unaudited)	(Audited)

Assets

Current Assets:
Cash	$70,822	$692
Total Current Assets	70,822	692

Debt issue costs - net	-	3,750

Total Assets	$70,822	$4,442

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$591,312	$534,023
Notes payable - net of debt discount	996,775	980,209
Notes payable - related party	250,000	250,000
Convertible notes payable	55,000	55,000
Accrued interest payable	434,581	344,454
Derivative liabilities - debt and warrants	3,395,237	55,007
Total Current Liabilities	5,722,905	2,218,693

Long Term Liabilities:
Convertible notes payable, net of debt discount	41,623	-
Total Long Term Liabilities:	41,623	-

Total Liabilities	5,764,528	2,218,693

Common stock, $0.0001 par value, 150,000,000 shares authorized,
45,225,000 and 45,000,000 shares issued and outstanding	4,522	4,500
Additional paid in capital	2,752,006	2,530,528
Deficit accumulated during the development stage	(8,450,234)	(4,749,279)
Total Stockholders' Deficit	(5,693,706)	(2,214,251)

Total Liabilities and Stockholders' Deficit	$70,822	$4,442

See accompanying notes to financial statements

Protectus Medical Devices, Inc.
(A development stage company)
Statements of Operations
(Unaudited)

					For the Period from
	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	September 21, 1999 (inception) to
	September 30, 2009 (consolidated)	September 30, 2008	September 30, 2009 (consolidated)	September 30, 2008	September 30, 2009 (consolidated)

Operating expenses
Research and development	$-	$-	$-	$-	$135,069
General and administrative expenses	616,506	42,809	809,247	156,495	3,999,476
Total operating expenses	616,506	42,809	809,247	156,495	4,134,545

Loss from operations	(616,506)	(42,809)	(809,247)	(156,495)	(4,134,545)

Other income (expense)
Interest income	84	22	104	68	6,025
Interest expense	(63,855)	(140,845)	(174,066)	(593,035)	(1,501,846)
Derivative expense	(983,156)	-	(8,412,741)	-	(8,566,589)
Change in fair value of derivative financial instrument	5,694,995	-	5,694,995	-	5,746,721
Other income (expense) - net	4,648,068	(140,823)	(2,891,708)	(592,967)	(4,315,689)

Net loss	$4,031,562	$(183,632)	$(3,700,955)	$(749,462)	$(8,450,234)

Net Income (Loss) per Common Share - Basic and Diluted	$0.09	$(0.00)	$(0.08)	$(0.02)	$(0.21)

Weighted Average Number of Common Shares Outstanding	45,072,283	45,000,000	45,024,359	45,000,000	41,080,997

See accompanying notes to financial statements

Protectus Medical Devices, Inc.
(A development stage company)
Statements of Cash Flows
(Unaudited)
			For the Period from
	For the Nine Months Ended	For the Nine Months Ended	September 21, 1999 (inception) to
	September 30, 2009 (consolidated)	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,700,955)	$(749,462)	$(8,450,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	3,750	-	26,750
Amortization of debt discount	62,688	447,643	709,171
Derivative expense	8,412,741	-	8,566,589
Change in fair value of derivative liability	(5,694,995)	-	(5,746,720)
Stock based compensation - founders	-	-	7,250
Stock based compensation	221,500	-	233,000
Stock issued to acquire intellectual property	-	-	47,250
Warrants issued for services - related party	-	-	924,784
Warrants issued for loan extension fee	-	-	527,280
Warrants issued for services	-	-	778
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts payable and accrued expenses	57,289	(135,180)	591,312
Accrued interest payable	90,127	47,143	434,581
Net Cash Used in Operating Activities	(547,855)	(389,856)	(2,128,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	295,000	1,008,296
Proceeds from notes payable - related party	-	100,000	250,000
Proceeds from issuance of convertible debt	622,485	-	677,485
Payment of debt issuance costs in cash	-	(1,250)	(26,750)
Proceeds from issuance of stock	-	-	320,500
Cash paid as direct offering costs	-	-	(30,000)
Proceeds from exercise of warrant - related party	-	-	4,000
Repayment of note	(4,500)	-	(4,500)
Net Cash Provided By Financing Activities	617,985	393,750	2,199,031

Net Increase (Decrease) in Cash	70,130	3,894	70,822

Cash and Cash Equivalents - Beginning of Year/Period	692	4,137	-

Cash and Cash Equivalents - End of Year/Period	$70,822	$8,031	$70,822

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$178,263

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount on derivative liability	$622,485	$-	$622,485
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$731,302
Reclassification of derivative liability to additional paid in capital	$-	$-	$97,116
Conversion of note payable and accrued interest into new convertible note offering	$-	$-	$55,000

See accompanying notes to financial statements

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Note 1 Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2008 and 2007, respectively.  The interim results for the period ended September 30, 2009 are not necessarily indicative of results for the full fiscal year.

Nature of operations

Protectus Medical Devices, Inc. (the “Company) (“Protectus”) was incorporated in the State of Delaware on June 28, 2007 as E-18 Corp. and is a development stage company.  On June 25, 2009 the Company entered into a share exchange agreement with SquareOne Medical, Inc. a Nevada corporation resulting in a change of control.  On June 26, 2009 the shareholders also agreed to change the company’s name to Protectus Medical Devices, Inc.

With the acquisition of SquareOne Medical, Inc. the Company has changed its intended business operation from a distributor of biodiesel home processing kits to a medical device firm that designs, engineers and manufactures safety needle devices to protect healthcare workers from accidental needle stick injuries.  The Company has developed and patented a safety hypodermic syringe as its lead product with other proprietary OSHA compliant medical safety devices to follow.

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Such estimates and assumptions impact, among others, the following: the fair value of warrants granted in connection with various financing transactions, share-based payments, and the fair value of derivative liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2009 and December 31, 2008, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Debt Issue Costs and Debt Discount

The Company has paid debt issue costs, and recorded a debt discount in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts are immediately expensed.

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Original Issue Discount

For certain debt issued in 2008, the Company provided the debt holder with an original issue discount.  The original issue discount was recorded to debt discount reducing the face amount of the note and was amortized to interest expense immediately, since the underlying term of these debt instruments were due on demand.

Fair value of financial instruments

The carrying amounts of the Company’s short-term financial instruments, including the Company’s current liabilities (exclusive of derivative liabilities), approximate fair value due to the relatively short period to maturity for these instruments.

Warrants and Derivative Liabilities

The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and will classify on the balance sheet as:

a)
Equity if they (i) require physical settlement or net-share settlement, or (ii) gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), or as

b)
Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of our common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Segment information

During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the nine months ended September 30, 2009 and 2008 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period:

	September 30, 2009	September 30, 2008
Convertible notes	1,616,700	371,730
Stock options	2,027,614	1,351,744
Stock warrants	11,299,495	9,450,403
Total common stock equivalents	14,943,809	11,173,877

In connection with the 4 for 1 forward split in 2008, and the reverse merger/recapitalization in June 2009, all share and per share amounts have been retroactively restated.

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Recent accounting pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Note 3 Going Concern and Liquidity

As reflected in the accompanying financial statements, the Company has a net loss of $3,700,955 and net cash used in operations of $547,855 for the nine months ended September 30, 2009; a working capital deficit of $5,652,083 and has and a stockholders’ deficit of $5,693,706 at September 30, 2009.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes and convertible notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company is in default on many of its term debt obligations, and has other notes that are due on demand, yet remain outstanding. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. Since inception the Company has been in the development stage and has generated no sales to date.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The Company believes that the utilization of its products may provide future positive cash flows. The Company currently has limited customers, in the event that these relationships with these customers were to cease to exist, there are no assurances that a new customer group could be obtained.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

•	Raising additional capital through various debt offerings;

•	Cutting costs where possible; and

•	Focusing efforts on further development of the core product, which is dependent upon continued financing

Note 4 Debt, Debt Discount and Debt Issue Costs

(A)	Convertible Debt

During 2001, the Company issued convertible debt totaling $50,000, due two years from the issuance date.  These notes can convert at 50% of the market price for any offering occurring after March 2001.  The market price on the commitment date was $0.01, based upon the fair value of shares issued to acquire intellectual property from a third party. In the event that the debt is converted, the Company would issue five year warrants having an exercise price equal to 75% of the shares issued upon conversion of the underlying debt.  The exercise price would be equal to 90% of the sales price in a future offering, however, the maximum exercise price is $1.80. Principal is automatically convertible if a future equity offering of $1,000,000 occurs in a single offering transaction.  The Company has determined these notes were derivative financial instruments.

The Company computed the fair value of the conversion feature only at the commitment date, since the warrants are contingent upon a debt conversion, based on the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term: conversion feature	2 years
Risk free interest rate	4.25% - 4.28%

The fair value of the embedded conversion option was $97,116.  The Company recorded a related debt discount of $50,000, and a derivative expense of $47,116.

In 2003, upon the expiration of these notes, the discount was fully amortized.  The Company determined that the derivative liability should be marked to market and then, the resulting amount would be reclassified to equity since the derivative ceased to exist upon the issuance of new debt instruments.

The Company computed the fair value of the conversion feature on the maturity date totaling $97,116, based on the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term: conversion feature	None
Risk free interest rate	1.57% - 4.25%

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The $97,116 was reclassified to additional paid in capital to reflect the characteristics of the instrument ceasing to be a derivative financial instrument.

The Company then issued new debt instruments under the same terms as the original notes, however, the original notes had a carrying amount of $55,000 in 2003. The Company then recorded these new debt instruments as derivative financial instruments, however, since no proceeds were received, no new debt discount was recorded.

The Company computed the fair value of the conversion feature only at the commitment date, since the warrants are contingent upon a debt conversion, based on the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term: conversion feature	2 years
Risk free interest rate	1.38% - 1.57%

The market price on the commitment date was $0.01 for $27,500, based upon the fair value of shares issued to acquire intellectual property from a third party. The Company used a market price of $1 for the other $27,500 based upon a recent cash offering price with a third party.

The fair value of the embedded conversion option was $106,733.  The Company recorded a related derivative expense of $106,733.

During the period from April – June 2009, the Company issued convertible debt totaling $437,973, due three years from the issuance date.  The notes bear interest at 10% and are unsecured. These notes can convert at $0.50 (equivalent shares of 875,946).  These note holders also received 875,946 warrants.  The warrants are convertible at $0.50, and expire April – June 2014.

During the period from July – August 2009, the Company issued convertible debt totaling $184,512, due three years from the issuance date. The notes bear interest at 10% and are unsecured. These notes can convert at $0.50 (equivalent shares of 369,024).  These note holders also received 369,024 warrants.  The warrants are convertible at $0.50, and expire April – June 2014.

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The Company determined that the embedded conversion feature and the warrant grants (ratchet down of exercise price based upon lower exercise price in any future offerings) are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for pursuant to ASC 815-40-25.  At each reporting period, the Company marks these derivative financial instruments to fair value. As a result of the application of ASC 815-40-15, the fair value of the conversion features and warrants are summarized as follow:

Fair value of derivative liability (convertible debt from 2005)	$55,007
Fair value at the commitment date for convertible notes and warrants issued during 2009	9,035,225
Fair value mark to market adjustment at September 30, 2009	(5,694,995)
Derivative liability balance at September 30, 2009	$3,395,237

The Company recorded the derivative liability to debt discount to the extent of the face amount of the notes and expensed immediately the remaining value of the derivative as it exceeded the face amount of the note.  The Company recorded a debt discount of $622,485. The Company recorded a derivative expense for the three and nine months ended September 30, 2009 of $983,156 and $8,412,741, respectively.

The Company measured the fair value of the conversion features and warrants using a Black-Scholes valuation model based upon the date in which ASC 815-40-15, if effective, would have established a commitment date since these warrants were not indexed to the Company’s own stock. The fair value at issuance was based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term: conversion feature	3 years
Expected term: warrants	5 years
Risk free interest rate	1.25% - 2.22%

Mark to Market

At September 30, 2009,  the Company remeasured the conversion features and recorded a fair value adjustment of $5,694,995.  The following management assumptions were considered:

Expected dividends	0%
Expected volatility	286%
Risk fee interest rate	1.45 - 2.31%
Expected life of conversion features in years	2.5 – 2.78
Expected life of warrants in years	4.5 – 4.78

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

(B)	Demand notes

In 2001, the Company issued notes totaling $120,000.  These notes were due in 2002, and are currently in default.  These notes bear interest at 10% and are unsecured.

In April 2003, the Company executed a note for $9,000. The note was non-interest bearing, unsecured and due on demand.

In June 2005, the Company executed a note for $49,796. The note bore interest at 8%, is unsecured and due on demand.

In October 2005, the Company executed a note for $50,000. The note was non-interest bearing, unsecured and due on demand. In connection with raising these funds, the Company paid $7,500 in debt issue costs.

In June 2006, the Company executed a note for $50,000 with a member of management. The note bore interest at 8%, is unsecured and due on demand.

In December 2008, the Company executed a note for $4,500. The note was non-interest bearing, unsecured and due on demand. The note was repaid in April 2009.

(C)	Exchangeable Debt

In September 2004, the Company executed notes totaling $500,000, of which $100,000 was to a related party.  These notes bear interest at 7%, are unsecured and due December 31, 2009.  The debt holders also received an aggregate 1,689,678 warrants.  The warrants are exercisable at $0.30 share.  The warrants expire on December 31, 2009.  The Company determined that these warrants should be valued at fair value and a related debt discount should be computed.  The Company computed a fair value of $149,801 for the warrants.  Fair value was based upon the following:

Expected dividends	0%
Expected volatility	286%
Expected term: conversion feature	5 years
Risk free interest rate	3.33%

The note holders may convert the unpaid principal and accrued interest into the purchase of the warrants.  The Company does not expect to repay these notes on the maturity date, and expects to receive a default notice from these note holders.

The note holders are also entitled to a production bonus from product sales up to $1.25 per each dollar invested. There has been no sales since inception and no accrual for the production bonus.

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

In connection with the sale of these debt instruments the Company was required to pay $40,000 in placement agent fees.  These fees are in dispute, however, they have been accrued as a component of accounts payable and accrued expenses.

(D)	Debt with warrants

During 2007, the Company executed notes totaling $180,000.  All notes were due one year from issuance, and are in default.  These notes bear interest at 10% and are unsecured. The debt holders also received an aggregate 405,523 warrants.  The warrants are exercisable at $0.44/share.  The warrants expire in 2012.  The Company determined that these warrants should be valued at fair value and a related debt discount should be computed.  In connection with raising these funds, the Company paid $18,000 in debt issue costs.

The Company determined that these warrants should be valued at fair value and a related debt discount should be computed.  The Company computed a fair value of $179,769 for the warrants.

Fair value was based upon the following:

Expected dividends	0%
Expected volatility	286%
Expected term: conversion feature	5 years
Risk free interest rate	3.10%

(E)	Debt with original issue discounts

During 2008, the Company executed notes totaling $295,000, of which $100,000 was to a related party.  These notes had a face amount of $147,500, however, the note holder was entitled to principal repayment equal to twice the investment made.  The additional $147,500 was recorded as interest expense on the date of execution since there was no term for the underlying debt.  All notes were due on demand.  These notes were non-interest bearing, and are unsecured. In connection with raising these funds, the Company paid $1,250 in debt issue costs.

The debt holders also received an aggregate 996,909 warrants.  The warrants are exercisable at $0.30/share.  The warrants expire in 2013.

The Company determined that these warrants should be valued at fair value and a related debt discount should be computed.  The Company computed a fair value of $295,000 for the warrants.

Fair value was based upon the following:

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Expected dividends	0%
Expected volatility	286%
Expected term: conversion feature	5 years
Risk free interest rate	3.41%

(F)	Debt Issuance Costs

The following is a summary of all debt issue costs paid for the period from September 21, 1999 (inception) to September 30, 2009.

Year ended December 31,	Payments
1999	$-
2000	-
2001	-
2002	-
2003	-
2004	-
2005	7,500
2006	-
2007	18,000
2008	1,250
Nine months ended September 30, 2009	-
Total	$26,750

Note 5 Fair Value

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

●	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

●
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

●	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the year ended October 31, 2009 and July 31, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2009
Derivative Liabilities	$-	$-	$3,395,237	$3,395,237
Total	$-	$-	$3,395,237	$3,395,237

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2008
Derivative Liabilities	$-	$-	$55,007	$55,007
Total	$-	$-	$55,007	$55,007

Note 6 Stockholders’ Deficit

(A)	Common Stock

In September 1999, the Company issued 6,300,093 shares of common stock to its founders for services rendered.  The shares had a fair value of $7,250 ($0.0012/share).  Fair value was based upon the services rendered.  In March 2000, these shares were cancelled for no additional consideration.

In May 2000, the Company issued 41,059,224 shares of common stock to acquire intellectual property.  The shares had a fair value of $47,250 ($0.0012/share).  Fair value was based upon the services rendered to the Company’s founders.

In May 2003, the Company issued 1,911,752 shares of common stock for $220,000 ($0.1151/share). In connection with the sale of these shares, the Company paid direct offering costs of $30,000.

In October 2004, the Company issued 1,737,957 shares of common stock for $4,000, in connection with the conversion of warrants held by a member of management.

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

In March 2006, the Company issued 291,067 shares of common stock for $100.500 ($0.3453/share).

In August 2009, the Company issued 225,000 shares of common stock for services rendered.  Of the total, 100,000 shares were issued to a board director.  The fair value of these shares was $221,500 ($.98/share), based upon the quoted closing trading price.

(B)	Warrants Issued for Services

In 1999, the Company issued 1,351,744 warrants to a member of management having a fair value of $99,832.  The warrants have an exercise price of $0.003/share, and expired in 2004.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	5 years
Risk free interest rate	6.13%

In 2001, the Company issued 337,936 warrants to a member of management, and 506,904 warrants to third parties having a fair value of $778.  The warrants have an exercise price of $0.24/share, and expired in 2007.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	6 years
Risk free interest rate	6.32%

In 2005, the Company issued 337,936 warrants to a member of management having a fair value of $24,956.  The warrants have an exercise price of $0.30/share, and expire in 2010.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	5 years
Risk free interest rate	4.56%

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

In 2006, the Company issued 5,069,040 warrants to members of management having a fair value of $749,996.  The warrants have an exercise price of $0.44/share, and expire in 2016.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	10 years
Risk free interest rate	5.01%

In 2006, the Company issued 199,382 warrants as a loan extension fee, having a fair value of $29,136.  The terms of the loan were not changed in connection with granting these warrants. These warrants have an exercise price of $0.44/share, and expire in 2009.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	3 years
Risk free interest rate	4.74%

In 2007, the Company issued 199,382 warrants as a loan extension fee, having a fair value of $29,126.  The terms of the loan were not changed in connection with granting these warrants. These warrants have an exercise price of $0.44/share, and expire in 2010.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	3 years
Risk free interest rate	3.07%

In 2008, the Company issued 199,381 warrants as a loan extension fee, having a fair value of $469,018.  The terms of the loan were not changed in connection with granting these warrants. These warrants have an exercise price of $0.44/share, and expire in 2010.

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	3 years
Risk free interest rate	1.00%

In 2008, the Company issued 337,936 warrants to a member of management having a fair value of $50,000.  The warrants have an exercise price of $0.44/share, and expire in 2018.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	10 years
Risk free interest rate	3.64%

In 2008, the Company issued 337,936 warrants to a member of management having a fair value of $50,000.  The warrants have an exercise price of $0.44/share, and expire in 2018.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	10 years
Risk free interest rate	3.64%

(C)	Options

During the period from 1999 – 2001, the Company granted 2,250,000 (pre-split) options for services rendered by members of management. The grant date fair value of these option grants was $11,500.  These options vested equally over four years beginning on the one year anniversary of the grant. The entire $11,500 was expensed as of June 2004.  The options have subsequently expired.

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

In 2005, the Company granted 2,027,616 options for services to be rendered.  The options expire 5 years from issuance and have an exercise price of $0.33/share.  The grant date fair value of these options was $2,970. These options vested equally over three years beginning on the one year anniversary of the grant.

The Company determined the fair value of these options (from 1999-2001 and 2005) , based upon the following management assumptions:

Exercise price	$0.003 - $0.24
Expected dividends	0%
Expected volatility	286%
Expected term	3- 5 years
Risk free interest rate	4.25 – 5.74%

In 2009, the Company granted 150,000 options for services to be rendered by a board director.  The options expire 5 years from issuance and have an exercise price of $0.22/share.  The grant date fair value of these options was $134,160.

The Company determined the fair value of these options, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	3 years
Risk free interest rate	1.54%

The following is a summary of the Company’s options activity:

	Options	Weighted Average Exercise Price	Weighted Average Life
Balance - December 31, 2007	2,027,614	$0.33	2.84 years
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2008	2,027,614	$0.33	1.84 years
Exercisable – December 31, 2008	2,027,614	$0.33	1.84 years
Granted	150,000	$0.22	3.00 years
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2009	2,177,614	$0.32	1.84 years
Exercisable – September 30, 2009	2,027,614	$0.33	1.84 year

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

At September 30, 2009 and December 31, 2008, the total intrinsic value of options outstanding was $1,266,853 and $5,422,843, respectively.

At September 30, 2009 and December 31, 2008, the total intrinsic value of options exercisable was $1,164,853 and $5,422,843, respectively.

Note 7 Reverse Acquisition and Recapitalization and Share Purchase Agreement

On June 25, 2009, E-18, a then public shell corporation, merged with Protectus and Protectus became the surviving corporation, in a transaction treated as a reverse acquisition. E-18 did not have any operations and majority-voting control was transferred to Protectus. The transaction required a recapitalization of Protectus. Since Protectus acquired a controlling voting interest, it was deemed the accounting acquirer, while E-18 was deemed the legal acquirer. The historical financial statements of the Company are those of Protectus, and of the consolidated entities from the date of merger and subsequent. Since the transaction is considered a reverse acquisition and recapitalization, accounting guidance does not apply for purposes of presenting pro-forma financial information.

Note 8 Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results. In 2006, the Company accrued a liability of $200,000 in relation to a settlement. The Company is in default under the terms of the settlement.

Note 9 Restatement

During November 2009, the Company discovered non-cash errors requiring a restatement of previously issued financial statements issued for the period January 1, 2008 to December 31, 2008. The accompanying financial statements have been adjusted to reflect the restated amounts.

The Company identified conversion features embedded within the convertible notes and warrants previously granted. The Company determined that the embedded conversion feature and the warrant grants (ratchet down of exercise price based upon lower exercise price in any future offerings) are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for pursuant to ASC 815-40-25.  At the commitment date, the Company originally recorded these debt instruments as conventional convertible debt.  However, the Company has determined that the features associated with the embedded conversion option and warrants should be accounted for at fair value as a derivative liability.  At each reporting period, the Company marks these derivative financial instruments to fair value.

The Company also identified beneficial conversion features on notes issued, requiring fair value measurement.

The Company also identified expenses that were inappropriately capitalized.

Protectus Medical Devices, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The following is a summary of accounts affected by the restatement:

	As Restated	Adjustment	As Previously Reported
Total assets	$4,422	$(6,458)	$10,880
Total liabilities	$2,218,693	$712,795	$1,505,898
Total Stockholders’ deficit	$(2,214,251)	$(719,233)	$(1,495,018)
Total loss from operations	$(779,095)	$(558,431)	$(220,664)
Total other income (expense)	$(772,979)	$715,547	$(57,432)
Net Loss	$(1,552,074)	$(1,273,978)	$(278,096)
Net loss per share- Basic and Diluted	$(0.03)	$(0.02)	$(0.01)

Note 10 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of October 1, 2009 and December 24, 2009, the date the financial statements were issued.

During the period from October 1, 2009 to December 24, 2009, the Company issued convertible debt totaling $50,000, due three years from the issuance date. The notes bear interest at 10% and are unsecured. These notes can convert at $0.50 (equivalent shares of 100,000).  These note holders also received 100,000 warrants.  The warrants are convertible at $0.50, and expire during December 2014.

The Company determined that the embedded conversion feature and the warrant grants (ratchet down of exercise price based upon lower exercise price in any future offerings) are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for pursuant to ASC 815-40-25.  At each reporting period, the Company marks these derivative financial instruments to fair value.

During the period October 1, 2009 to December 24, 2009, the Company issued 225,000 shares of common stock for services.

During the period October 1, 2009 to December 24, 2009, the Company converted Notes with a face amount of $100,000 into 200,000 shares of the Company’s common stock.

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

To reduce these accidental needlestick injuries, the applicable federal law and OSHA regulations now mandate healthcare providers to use safer syringes in all applications, such as automatic, self-sheathing hypodermic syringes.  SquareOne Safety Syringe uses an innovative and patented safety design that meets all criteria established by Occupational Safety and Health Administration (“OSHA”) regulations for such safety syringes, especially the automatic, self-sheathing criteria. The SquareOne Safety Syringes are intended for general use. We believe that the SquareOne Safety Syringe will replace the existing hypodermic syringes in use today to significantly reduce and possibly eliminate accidental needlestick exposure.

PLAN OF OPERATIONS

Below are the milestones (on a quarterly basis, post-merger) that we anticipate making in the next twelve months in furtherance of our business plan.

Fourth Quarter 2009

•	Continue fundraising campaign to complete capital raise of at least $1.5 million
•	Finalize contract with Contract Manufacturer and devise expedited program for production of 150,000 to 250,000 commercial-grade units of the 3 cc automatic, self-sheathing SquareOne Safety Syringe.
•
As part of the Company’s campaign to expand its product base to other safety needle devices beyond the hypodermic safety syringe category, file additional  patent applications for other percutaneous applications and improvements

•	Finalize contract with national distributor for the sale and distribution of the Company’s Safety Syringe

First Quarter 2010

•	Continue fundraising campaign to support working capital needs
•	As part of the Phase 1 Market Introduction program, begin fabrication of tooling and equipment to manufacture approximately 150,000 to 250,000 3cc SquareOne Safety Syringes
•	Hire additional key sales and marketing staff to support national distribution
•	Complete sales and marketing materials, including instructional materials
•	File additional patent applications covering other applications for percutaneous devices and their improvements to round out the Company’s full line of safety needle devices.
•	Expand public relations and advertising campaign

Second Quarter 2010

•	Manufacture first 150,000 commercial-grade units ready for clinical use
•	Launch in-service training program at healthcare institutions
•	Begin distribution of the Company’s Safety Syringe to doctors’ offices and to targeted hospital systems using national distributor network.
•	Expand distribution plan
•	Initiate a $9 million capital raise to execute the Phase 2 and Phase 3 portions of SquareOne’s business plan – Market Expansion and Penetration

Third Quarter 2010

•	Initiate fabrication of tooling and automatic assembly equipment to support manufacturing at the rate of 150 million units per year of the Company’s Safety Syringe
•
Aggressively expand SquareOne’s distribution and in-service training programs nationally to be able to support annual production and sales volumes of 150 million units, comprising both 1cc and 3cc sizes

•	Launch lobbying effort aimed at enforcement of the federal mandate to utilize efficacious safety needle products nationwide.

Expansion of distribution will be bolstered by a vigorous marketing campaign, as well as by education of the medical professionals and those having the interest and power to enforce the new laws covering use of hypodermic syringes and their improvements, particularly, the SquareOne device and its differential benefits.

Liquidity and Capital Resources

We are a development stage company.   As of September 30, 2009, we have incurred an accumulated net loss of $3,700,955. At September 30, 2009, we had cash and cash equivalents of $70,822.   Our independent auditor has raised concern about our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock, as well as seeking financing from third parties.

			21-Sep-1999 (Inception) to September 30,

	Nine Months Ended
	September 30,	September 30,
	2009	2008	2009
Net Cash Used In Operating Activities	(547,855)	(389,856)	(2,128,209)

Net Cash Provided by Financing Activities	617,985	393,750	2,199,031

Net Increase / (Decrease) in Cash	70,130	3,894	70,822

Cash, Beginning of Period	692	4,137	-

Cash, End of Period	$70,822	$8,031	$70,822

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

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

1.
Management's conclusion is based on, among other things, the financial statement restatements recorded for fiscal years 2008 and 2007, and for the lack of segregation of duties and responsibilities within the Organization.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)   Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and
2.	We will increase management oversight of accounting and reporting functions in the future.
3.	We engaged an outside accounting firm with extensive SEC reporting experience to assist us in the financial reporting process.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2009, we issued 225,000 shares of common stock for services rendered. Of the total, 100,000 shares were issued to a board director. The fair value of these shares was $221,500 ($.98/share), based upon the quoted closing trading price.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 17, 2009, our Board of Directors approved the amendment to our certificate of incorporation to change our company name from E-18 Corp. to Protectus Medical Devices, Inc. The majority stockholders approved the action by written consent in lieu of a special meeting on June 26, 2009 in accordance with the Delaware General Corporation Law.

Item 5. Other Information.

None

Item 6. Exhibits

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

PROTECTUS MEDICAL DEVICES, INC.

Date: December 24, 2009	By:	/s/ John S. Salstrom
John S. Salstrom Chief Executive Officer, Chief Financial and Accounting Officer