Form 10-K
period 2009-12-31
PROTECTUS MEDICAL DEVICES, INC.
filed 2010-05-17
CIK 1422128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number 333-148716

PROTECTUS MEDICAL DEVICES, INC..
(Exact name of registrant as specified in its charter)
Delaware	98-0541881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 First Avenue NE, Suite #1006 Minneapolis, MN	55413
(Address of principal executive offices)	(Zip Code)
612-379-3975
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each Class	Name of each exchange on which registered

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
Yes    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2009, the last business day of the registrant’s most recently completed fourth fiscal quarter, was approximately $150,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 2010, was 45,925,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

		Page
FORM 10-K
PART I
ITEM 1.	BUSINESS	1
ITEM 2.	PROPERTIES	8
ITEM 3.	LEGAL PROCEEDINGS	8
ITEM 4.	REMOVED AND RESERVED	8
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9
ITEM 6.	SELECTED FINANCIAL DATA	10
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	15
ITEM 9A.	CONTROLS AND PROCEDURES	15
ITEM 9B.	OTHER INFORMATION	15
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	16
ITEM 11.	EXECUTIVE COMPENSATION	19
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	20
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	21
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	21
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	22
SIGNATURES

Forward Looking Statements

This Form 10-K and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant's management as well as estimates and assumptions made by Registrant's management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to Registrant or Registrant's management identify forward looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant's industry, Registrant's operations and results of operations and any businesses that may be acquired by Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although Registrant believes that the expectations reflected in the forward looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with Registrant's pro forma financial statements and the related notes that will be filed herein.

In this Form 8-K, references to “we,” “our,” “us,” “our company,” “Protectus Medical” or the “Registrant” refer to Protectus Medical Devices, Inc., a Delaware corporation, and its subsidiaries.

PART I

ITEM 1.            BUSINESS

We were incorporated on June 28, 2007 in the State of Delaware under the name “E-18 Corp.” We entered into a share exchange agreement (the “Share Exchange Agreement”) with SquareOne Medical, Inc. (“SquareOne”), a Nevada company, and the shareholders of SquareOne (the “SquareOne Shareholders”) on June 25, 2009 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Share Exchange Agreement, we acquired all of the issued and outstanding common stock of SquareOne from the SquareOne Shareholders. In exchange, we issued to the SquareOne Shareholders, their designees or assigns, 35,000,000 shares of our common stock. In addition, at the Closing Date, Hadas Yaron and Yosef Itamar Krytman, our former officers and directors, and Avraham Yoel Zeitlin, our principal shareholder, cancelled a total number of 15,000,000 shares of our common stock. As a result of the cancellation, the 35,000,000 shares represent approximately 77.78% of our common stock issued and outstanding after the closing of the share exchange transaction contemplated under the Share Exchange Agreement (the “Share Transaction”). As a result of the Share Transaction, SquareOne became our wholly-owned subsidiary.

Operating through SquareOne, we are engaged in developing and marketing a new self-sheathing safety hypodermic syringe (the “SquareOne Safety Syringe”) that can potentially reduce accidental needlestick injuries.

According to Occupational Safety and Health Administration (OSHA), needlestick injuries expose millions of healthcare workers to bloodborne pathogens and such healthcare workers are at risk of occupational exposure to bloodborne pathogens, which includes Human Immunodeficiency Virus (HIV), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV) and others. After an injection, the blood remaining on and in the needle may contain dangerous and life-threatening viruses, such as HIV, HAV, HBV, HCV, etc.  Federal law and institutional policy require healthcare workers to properly and safely dispose of these contaminated devices according to specified procedures. Nonetheless, during the disposal process, unprotected needles can and do cause needlestick injuries, resulting in 600,000 to 1 million of needlestick injuries per year, which, in turn, have led to tens of thousands of cases of HIV, HBV and other infections. Needlestick injuries are highly underreported; in fact, experts in the field have estimated that only one-third of all needlestick incidents are being reported (see Kalorama Information “Needle-Free Drug Injection and Safety Syringes”).

To reduce these accidental needlestick injuries, the applicable federal law and OSHA regulations now mandate healthcare providers to use safer syringes in all applications, such as automatic, self-sheathing hypodermic syringes.  The SquareOne Safety Syringe uses an innovative and patented safety syringe design meeting all criteria established by OSHA regulations for such safety syringes, especially the automatic, self-sheathing criteria.

Applicable Federal Laws and Regulations

Federal laws and regulations on reducing and minimizing bloodborne pathogens have expensed years of development. Adopted on March 6, 1992, OSHA regulations require healthcare providers to implement engineering controls to minimize exposure to bloodborne pathogens, and “engineering controls” was defined as controls (e.g. sharps disposal containers, self-sheathing needles) that isolate or remove the bloodborne pathogens hazard from the work place.

Mandated by the Needlestick Safety and prevention Act, changes to OSHA’s bloodborne pathogens standard were published in the Federal Register on January 18, 2001 (See CFR Part 1910.1030) and took effect on April 18, 2001, which now requires healthcare providers to maintain a log of injuries from contaminated sharps, and document consideration and implementation of appropriate commercially available and effective engineering controls designed to eliminate or minimize exposure. Thereby, safer sharps are considered appropriate engineering controls and the best strategy for worker protection.

To reflect the changes to bloodborne pathogens standards, “engineering controls” is now redefined as controls (e.g., sharps disposal containers, self-sheathing needles, safer medical devices, such as sharps with engineered sharps injury protection and needleless systems) that isolate or remove the bloodborne pathogens hazard from the workplace.

The Product: SquareOne Safety Syringe

The SquareOne Safety Syringe is a new safety hypodermic syringe and is intended for general use. Currently, Federal law and OSHA mandates require that healthcare providers select safer needle devices, particularly those whose safety features are activated automatically upon use. Because the SquareOne Safety Syringe is the only safety syringe that is automatic, self-sheathing, we believe that the SquareOne Safety Syringe will have the opportunity to replace the existing hypodermic syringes in use today to significantly reduce and possibly eliminate accidental needlestick exposure.

The Criteria for Development and Acceptance set forth below was developed by SquareOne in order to fully examine and describe all aspects of OSHA mandates for safety syringes, as well as the features of competitive devices and standard hypodermic syringes, and to guide the design and manufacture of any safety syringe.  The SquareOne Safety Syringe was developed in compliance with these criteria, and is the only device meeting all the following criteria, particularly, “automatic” and “self-sheathing.”

Criteria for Development and Acceptance

●	The Safety Syringe device must be a functional hypodermic syringe with full FDA approval.
●
The Safety Syringe device must be available in all common sizes, be able to accommodate any standard needle up to 1.5 inches in length and must be compatible with standard packaging and sterilization technologies.

●	The Safety Syringe device must be an integral part of the syringe, not an accessory, and must be useable in a manner similar to standard syringes in all applications/procedures.
●	The safety features should be as simple as possible and the safety device should require little or no training to use effectively.
●	The safety features must activate automatically if the user does not have or loses intentional control of the device, i.e., the device must be self-sheathing to be in compliance with the OSHA mandate.
●
The Safety Syringe device must allow the worker's hands to remain behind the needle during use, especially during deployment of the safety feature, so as to preclude the need for movement of the hands or fingers in the direction of the used needle; the safety feature must provide a fixed barrier between the hands and needle when not in use.

●	The safety device must be user-friendly in all applications/procedures, i.e., the device must be easy to manipulate while being safe and effective.
●	Healthcare practitioners must be able to safely change needles before injection, if necessary, to prevent vial contamination, or to allow a different gauge/length needle to be attached to the syringe
●	The Safety Syringe must have a permanent locking feature that disables the device and prevents reuse.
●	The Safety Syringe must not be lockable with the needle exposed. The safety features must be in effect after disposal and should minimize additional disposal bulk.
●	Manufacture of the Safety Syringe must be cost-effective, thus enabling the device to be competitively marketed.

The SquareOne Safety Syringe will be produced by a third-party manufacturer according to all regulatory requirements, especially FDA Good Manufacturing Practices (GMP), for the manufacture of Class II medical devices in the U.S., as well as International Standardization Organization (ISO) 9000 in the U.S.  The product design allows use of existing injection molding technology and fabrication techniques that utilize materials that are FDA-approved. Its components will be made of transparent polycarbonate and polypropylene. Graduation marks are provided on the plunger for ease in reading medication levels.

Critical product characteristics for consideration are as follows:

●
Performance:  The device must perform as well or better than other existing safety syringes and must prevent accidental needlesticks as much as possible.  No training or special handling is necessary once the user has been briefed on its proper use.

●
Reliability: Exhaustive testing, as well as safety approvals from the FDA and OSHA, will be a part of the full development of this product.  Additionally, we will undertake a full Underwriters Laboratories (UL) program, conducted to set the standard or benchmark for the syringe industry.

●
Price:  This syringe can be manufactured in quantity using existing methods and will cost only slightly more than current standard syringes without safety features.  The additional cost is due mainly to additional plastic material for fabrication and additional automatic assembly steps used during production.

●	Ability to Manufacture: The SquareOne Safety Syringe is designed to be manufactured and assembled easily and cost-effectively. The design is especially suited for automatic assembly.

The Market

The need for safety procedures and safety equipment in the medical field is long-standing and well-documented. There is a need for protective measures to be taken to ensure that healthcare workers, as well as the general population, are not at risk from accidental exposure to bloodborne diseases, including, but not limited to HIV, HBV, tuberculosis (TB) and Staphylococcus infections, all of which can be fatal.  As a result of this market need, new and important products are being developed to reduce the likelihood of accidental exposure to these blooborne diseases.

Accidental needlesticks most often occur when contaminated hypodermic syringes are being recapped or are not being disposed of properly. Recapping a used/contaminated needle is now against OSHA regulations and may result in a $10,000.00 fine per incident. Despite procedural efforts to limit the problem, each year millions of accidental needlestick injuries are reported and these cost hospitals and insurance companies over $3 billion annually in diagnosis and follow-up care, excluding the annual cost of treating infected workers, costs resulting from loss of life, loss of income, civil suit awards, litigation expenses and higher insurance premiums (see Kalorama Information “Needle-Free Drug Injection and Safety Syringes”).  Of the reported needlestick injuries, ninety-three percent (93%) involve needles containing blood or other potentially contaminated body fluids. The increasing hazards of exposure to bloodborne diseases caused by needlestick injuries alone are the most compelling reasons for development of an effective safety syringe.

The global market for syringes is approximately 30 billion units per year, with approximately 27% of this volume in the U.S. alone. Currently, it is estimated that over 800 million “safety syringes” are sold in the U.S. [Source: Global Industry Analysts, Inc. “Syringes (Disposable and Resuable): A Global Strategic Business Report”] In summary, there are two powerful factors driving the market demand for safety syringes in the U.S. that will simultaneously “push” and “pull” safety syringes into the market:

●	The Pull: the collective voices of healthcare workers and their associations and unions.
●	The Push: strong legislation at both the state and federal levels requiring the use of safer technology as it becomes available, particularly those that are automatic and self-sheathing.

Sales and Marketing

We plan to penetrate the U.S. market in three (3) phases -- Market Introduction, Market Penetration and Market Expansion.  The targeted annual sales volumes for each of these phases are 25 million, 100 million and 300 million units, respectively.

1. Phase 1. Market Introduction

Market Introduction efforts will focus on selected markets in California, since the California market alone represents a substantial portion of the U.S. market. The primary focus will be on (a) large hospitals and hospital systems, (b) large medical purchasing organizations that control the distribution of medical devices to hospital groups, (c) clinical co-ops and (d) institutional or government purchasing organizations.  We have identified and qualified many of the organizations that would participate in the Phase 1 commercial launch in the California market.

During Phase 1, approximately 150,000 to 250,000 3cc SquareOne Safety Syringes will be distributed.  These units will be commercial-grade units with all regulatory requirements satisfied for clinical use.  The initial contacts with hospitals and hospital buying groups will be made by our in-house sales personnel with experience in medical device sales.  For each contact, clear and concise promotional and instructional materials will be presented to the Infection Control Committee to initiate the new product acceptance protocol.  These presentations will not only emphasize compliance criteria with respect to the federal and state laws, but will also emphasize the differential advantages of our device over the other devices, as well as the immediate cost savings resulting from its use (see also Advertising Campaign section below describing the “SquareOne Marketing Edge”).

Following acceptance by the Infection Control or Sharps Committee at each hospital or buying group, extensive in-service training programs will be initiated.  The key to a successful commercial launch of the product in any market lies in the quality of the in-service training program and the in-service personnel, who will train the users shift-by-shift, as necessary.  These marketing professionals will also train additional staff to provide the ongoing in-service training needed at each site.  Depending on the size of the hospital, such in-service training can require weeks or more to complete.  The core instructors are already in place to accomplish this task once tooling fabrication and manufacturing are underway.

The target goal for the first year of sales resulting from the Phase 1 Market Introduction efforts is 25 million units.  However, this early Phase 1 effort is not only to generate substantial orders, but also to position us for an aggressive Phase 2 National Market Penetration as set forth below.  Thus, during Phase 1, we will become fully established with our:

●	key sales and marketing staff
●	comprehensive sales and marketing plan
●	sales and marketing materials, including instructional materials

●	public relations and advertising campaign
●	sales compensation plan
●	in-service training program
●	distribution plan, including distributors and other channels of distribution
●	pricing strategy
●	communication plan, including a web-based contact information and an 800 phone number

2.  Phase 2 and Phase 3.  Market Penetration and Expansion

Early in the Phase 1 Market Introduction Phase, we will also begin our Phase 2 Market Penetration program to aggressively expand our distribution and in-service training programs nationally to achieve annual production and sales volumes of 100 million units, comprising both 1cc and 3cc sizes.  After achieving this goal, in Year 2, we will begin expansion of operations to achieve annual production and sales volumes of 300 million units (Phase 3) early in the third year.  Expansion of distribution will be bolstered by a vigorous advertising campaign, as well as by education of the medical professionals and those having the interest and power to enforce the new laws covering use of hypodermic syringes and their improvements, particularly, our device and its differential benefits.  Thus, a vigorous campaign aimed at the relevant governmental and professional organizations will also be pursued as set forth below.

We have also approached several potential industry-leading distribution organizations that have shown considerable interest and have tentatively agreed to distribute the Safety Syringe nationally.  International marketing will soon follow, once market acceptance in the California market and other significant markets in the U.S. is realized.  International sales will generally follow the lead of the U.S.

3.   Advertising Campaign:  The SquareOne Marketing Edge

We will launch an aggressive advertising campaign, as well as begin to publish articles in specific medical journals and other related medical journals, to achieve widespread publicity and exposure to healthcare professionals.  There are several basic principles that will drive the sales and marketing efforts of the SquareOne Safety Syringe, namely, (a) differential advantage, (b) compliance with federal and state laws and (c) immediate healthcare cost savings.

Differential Advantage.  Our  customers will receive a number of important benefits the competition is unable to provide.  While the competition may provide some of these benefits, the SquareOne Safety Syringe meets all the following:

●	The device is automatic, shelf-sheathing
●	The needle can be safely changed or replaced
●	The syringe maintains a barrier between hands and the needle when not in use
●	The syringe cannot be locked with the needle exposed
●	The device has shown strong acceptance in clinical trials
●	The syringe is locked and safe if intentional control of the device is lost
●	The syringe is cost-effective

Compliance with Federal and State Laws.  Because federal law now requires that all healthcare employers select safer needle devices, including devices that are automatic, self-sheathing devices, hospitals may now operate in full compliance with all OSHA and legislative mandates by using the SquareOne Safety Syringe.

Immediate Healthcare Cost Savings.  The improved healthcare resulting from use of the SquareOne Safety Syringe pays immediate and direct cost dividends to the user institution because of reduced worker compensation, direct relief of injury-related claims and reduced healthcare follow-up costs expended for each reported needlestick injury, estimated, on average, to be $3,000 per injury.

These benefits will be emphasized in all market introductions, including trade shows, customer presentations (in-service training), publications and, especially, in our advertising campaign.  These are the competitive advantages that will entice customers to purchase the SquareOne Safety Syringe, as these benefits provide overall improved safety to healthcare professionals.  The psychological benefit for worker safety is also enhanced beyond measure.

4.  Other Marketing Methods

In addition to an aggressive advertising and promotion campaign aimed at the large institutional purchasing organizations, we will expend considerable efforts (a) communicating the availability of its fully compliant Safety Syringe and (b) demonstrating the device to relevant governmental and professional organizations.

Additionally, since the Underwriters Laboratory (UL) mission is to provide independent evaluation and certification to devices and equipment to insure high-level user safety, we will vigorously pursue such certification activities with UL, first to create a new category of safety standards for hypodermic syringes and then to solidify the safety syringe standard for the industry.

A second independent evaluation organization is the ECRI, formerly, the Emergency Care Research Institute, a nonprofit health services research agency established in 1955, whose function is also to provide independent evaluation of the safety of devices, will also be vigorously pursued.

Finally, selected insurance companies that bear the largest portion of the healthcare costs relating to needlestick injuries will be heavily lobbied.  Since such insurance companies cover billions of dollars in healthcare costs annually that result from needlestick injuries, their own benefit from the use of our device has the potential to be of similar magnitude.

The Competition

1.  Existing Safety Syringes

To identify existing safety syringe products, our personnel performed an extensive patent search and contacted over a hundred healthcare professionals familiar with the devices that were currently available to hospitals, private practice physicians, and private practice dentists.  These included many doctors, nurse practitioners and dentists.  While there were many patented syringe designs attempting to create safer syringes, few had made it to the market and, of these, only a few have significant volume today.  Generally, the devices covered by these patents are complicated and the products would be very costly to fabricate. Moreover, most were not user-friendly and, in fact, were deemed to be unsafe by their own design characteristics.  Furthermore, no safety syringes similar to, or that perform the same function as, the SquareOne design were found on or off the market (see Criteria for Acceptance above).

According to several reliable sources in the field, there are only a few safety syringes that are even superficially comparable to the SquareOne Safety Syringe, namely, the B-D Integra®, the Retractable Technologies VanishPoint® and the NMT safety syringe.  Many other “safety syringe devices” were evaluated by SquareOne personnel and by the ECRI.  These include:  the B-D SafetyLok®, the B-D SafetyGlide®, the Covidien (Tyco) Monoject®, and the Covidien (Tyco) Magellen®, Turtle TS-1®, SafeSnap®, Maxxon®, Medi-Hut®, Bioject®, Medisys®, Futura®, Safety 1st® and Retrax®.  Even though some of these devices received an “acceptable” rating by the ECRI, they are not automatic, self-sheathing. The automatic, self-sheathing feature of the SquareOne device, among other things, distinguishes it from all others in the field.  Although technically, the Safe-Shot™ syringe by Medical Safety Technologies, Inc., is automatic, self-sheathing, its shortcomings limit its use in most applications in the clinical setting.

Importantly, none of the above devices complies fully with the new regulations for Class II needle-bearing medical devices described under 21 U.S.C. § 360d, in addition to 29 CFR 1910.1030 OSHA.  Our device, however, does fully comply, as it is based on our “Criteria for Acceptance,” the development guidelines that were adopted by the SEIU and used to petition the FDA to promulgate new performance standards with which any safety syringe should comply, particularly the automatic, self-sheathing criteria.

In summary, because the OSHA mandate and federal and state laws now include “self-sheathing needles,” and because there are no such devices on the market today that meet that mandate, when marketed, the SquareOne Safety Syringe will be the only such device on the market that is fully compliant.  We therefore have an opportunity to capture significant market share from the leading manufacturers in the industry.

Manufacturing

The Safety Syringe will initially be manufactured by a highly-qualified, third-party manufacturer in compliance with the FDA Good Manufacturing Practices for Class II medical devices in the U.S., as well as conform to ISO 9000 or better.  The product design allows use of existing injection-molding technology and fabrication techniques that utilize FDA-approved materials readily available in the industry and that are currently used for the manufacture of similar products, i.e. hypodermic syringes.  The components will be made of transparent polycarbonate and polypropylene.  In short, we have prepared a detailed manufacturing plan, complete with Bill of Materials, to be implemented and automated by the selected manufacturer.

We have entered into detailed discussions with several highly-qualified, third-party manufacturers to fabricate and supply all tooling, to the Company’s specifications, to manufacture its Safety Syringe for Phase 1 Market Introduction, as well as full commercial tooling and automated assembly equipment for Phase 2 Market Penetration.   The selected manufacturer would also produce the Safety Syringe for the Phase 1 and Phase 2 and would provide full manufacturing support for the rollout of more permanent, Company-owned manufacturing facilities for its Phase 3 Market Expansion.  After such Company-owned manufacturing facilities initiated full commercial production of the Safety Syringe, the selected manufacturer would continue to fabricate all tooling for further expansion and would serve as the official second-site manufacturer of the product, as well as the training facility for new manufacturing personnel, as needed.

Production

Our mission is to produce and sell a minimum of 300 million SquareOne Safety Syringes annually into the U.S. Market in Year 3.  To establish this level of production will require approximately twenty-four (24) months from the date of full funding and will be accomplished in three (3) overlapping phases.  The goal of Phase 1 (Months 1-12) is to establish annual production capacity at 100 million units and to produce and sell 25 million units; the goal of Phase 2 (Months 13-24) is to produce and sell 100 million units and to establish annual production capacity at 300 million, and the goal of Phase 3 is to produce and sell 300 million units annually until further expansion is warranted.

Patents

Existing Patents

We have been granted three (3) U.S. Patents for the SquareOne Safety Syringe.  These are utility patents, each carrying a twenty-year lifespan from the date of filing:

●	Patent # 5,057,086, Safety Syringe, issued October 1991 with twelve claims granted covering the form, fit and function of the basic device.
●	Patent # 5,279,584, Rotary Lock for Needle Sheaths, issued January 1994 with eighteen claims granted covering the permanent lock mechanism that disables the device after use.
●
Patent #5,308,332, Actuator Spring for Syringe Sheaths, issued May 1994 with three claims granted covering the utility of the plastic spring that always has adequate biasing tension to move the cover to the lock position from any release position.

Pending Patents

We have recently filed an additional patent (August 2008) that builds on its three previous patents and includes twenty new claims, including (i) red colored locking fingers that give the user the ability to visually determine that the device is bearing an exposed needle at any point during its use, thereby adding an additional safety utility and (ii) the utility of the helix design for the plastic spring that allows full collapse of the spring, thereby enabling the Slider (cover slide) full pull-back to expose the needle to the hub.  This latter feature gives the user the ability to use any size needle up to 1.5 inches.

Importantly, the filing of the new patent with the additional claims for the Safety Syringe itself not only gives our device an additional twenty years of intellectual property protection, when issued, but also allows new foreign patents to be filed to provide worldwide protection.

Beyond syringes, there is a vast array of venipuncture products falling under the same needlestick protection mandate.  Therefore, we are ready to file several new patents, both domestically and internationally, that describe further improvements to the SquareOne Safety Syringe itself, as well as new designs for other safety needle products, namely, a manually operated (non-automatic) Safety Syringe, a Safety Catheter for I.V. use, a Dental Safety Syringe (application filed) and a Phlebotomy (blood-drawing) device to be used with a vacuum tube (see below).

Future Products

We have been actively engaged in developing new products that are in advanced stages of development:

A manually operated Safety Syringe (non-automatic), similar in design to the current SquareOne Safety Syringe, but without the plastic spring, will be introduced for use outside the U.S. where the self-sheathing feature is not required. This device would compete directly with many other devices, as the SquareOne device is of superior design and function.

The Safety Catheter Device for I.V. use is achieved by changing the LuerLok fitting on the syringe barrel to a slip-fit design to accommodate a catheter, thus yielding an automatic, self-sheathing device.  Removing the plastic spring would create a manually operated (non-automatic) safety catheter, if required.

The Safety Phlebotomy Device (blood-drawing) is simply a 10cc or 20cc size Safety Syringe modified with a phlebotomy needle.  This Safety Phlebotomy device is complete with the SquareOne automatic locking features adapted to the phlebotomy application normally used with vacuum tubes for drawing blood.

The Dental Safety Syringe that includes a living-hinge component, which, when released, allows the protective sheath to snap down over the needle, thereby protecting the dentist and patient.

No assurance can be given regarding the viability of such products, whether or not they will be developed or, if developed, will be successful.

ITEM 1A. RISK FACTORS

Not applied to a smaller reporting company such as us.

ITEM 2.            PROPERTIES
Our principal executive offices are located at 110 First Avenue NE, Suite #1006, Minneapolis, MN 55413.  The office space is provided to us at no cost by one of our officers and directors, John Salstrom.

ITEM 3.            LEGAL PROCEEDINGS

None.

ITEM 4.           (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On April 16, 2008, our Common Shares began trading on the over-the-counter market and were quoted on the OTCBB under the symbol “ETEN.OB”. From October 26, 2009, we started trading under the symbol “PTMD.OB” and from April 20, 2010, we started trading under the symbol “PTMDE.OB.”

Price Information
Financial Quarter Ended	High	Low
March 31, 2009	N.A.	N.A.
June 30, 2009	N.A.	N.A.
September 30, 2009	$0.90	$0.63
December 31, 2009	$0.23	$0.20

Holders of our Common Shares

As of May 13, 2010, there were s/b 24 stockholders holding 45,925,000 shares of our common stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date hereof, our 1999 Equity Incentive Plan has expired and we have not adopted a new equity incentive plan. On November 1, 2005, subject to the terms and condition of the 1999 Stock Option and Stock Award Plan of SquareOne, SquareOne entered into a stock option agreement with John D. Olinger. Pursuant to which, SquareOne granted to Mr. Olinger stock options to purchase 2,027,614 shares of the common stock of SquareOne at an exercise price of $0.3255 per share.  As of the date hereof, all stock options have been fully vested, but no stock option has been exercised.

Recent Sales of Unregistered Securities

Shares Issued in Merger Transaction

Pursuant to the Share Exchange Agreement on June 25, 2009, we issued 35,000,000 shares of our common stock to the SquareOne Shareholders, their affiliates or assigns, in exchange for 100% of the outstanding shares of SquareOne. Such securities were not registered under the Securities Act of 1933.

The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. We made this determination based on the representations of the SquareOne Shareholders which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the SquareOne Shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Shares Issued for Services

With the written consent of our board of directors dated September 22, 2009, we were authorized to issue a total of 100,000 shares to Mr. Sheppard as partial compensation in connection with his directorship.

Pursuant to an agreement, dated December 18, 2009, between us and Mr. Robert C. Brehm, our consultant in connection with the introduction to Synergistic Medical Network (SMN) and the preparation and execution of a distributor selling agreement between SMN and us, we agreed to issue a total of 100,000 shares of our common stock to Mr. Brehm or his assignees (i) a total of 100,000 shares of our common stock. (ii) five-year warrants that may be exercisable for a number of shares of our common stock equal to 10% of the number of shares underlying the warrants that we may grant to SMN on a quarterly basis pursuant to the above-mentioned distributor selling agreement, and (iii) five-year warrants that may be exercisable for a number of shares of our common stock equal to 10% of the number of shares of our common stock underlying the warrants that we may grant to SMN in the event of a change in control pursuant to the above-mentioned distributor selling agreement.

Pursuant to the distributor selling agreement between us and SMN dated December 18, 2009, we agreed to issue to SMN five-year warrants exercisable for a total of 1,000,000 shares of common stock at the lower of (i) the market price of our common stock, or (ii) $0.50 per share. The warrant was issued with an exercise price of $0.35.

These securities were issued pursuant to the exemption provided under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since she agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act   for this transaction.

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

COMPANY OVERVIEW

We were incorporated on June 28, 2007 in the State of Delaware under the name “E-18 Corp.” We entered into the Share Exchange Agreement with SquareOne, a Nevada company, and SquareOne Shareholders on June 25, 2009 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Share Exchange Agreement, we acquired all of the issued and outstanding common stock of SquareOne from the SquareOne Shareholders. In exchange, we issued to the SquareOne Shareholders, their designees or assigns, 35,000,000 shares of our common stock. In addition, at the Closing Date, Hadas Yaron and Yosef Itamar Krytman, our former officers and directors, and Avraham Yoel Zeitlin, our principal shareholder, cancelled a total number of 15,000,000 shares of our common stock. As a result of the cancellation, the 35,000,000 shares represent approximately 77.78% of our common stock issued and outstanding after the closing of the share exchange transaction contemplated under the Share Exchange Agreement (the “Share Transaction”). As a result of the Share Transaction, SquareOne became our wholly-owned subsidiary.

Operating through SquareOne, we are engaged in developing and marketing SquareOne Safety Syringe, a new self-sheathing safety hypodermic syringe that can potentially reduce accidental needlestick injuries.

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

PLAN OF OPERATIONS

Below are the milestones (on a quarterly basis, post-merger) that we are basing our projections of positive cash flow on, as well as assumptions regarding our capital formation needs.

First Quarter 2010

●	Refine plan for fabrication of tooling and equipment for Phase 1 manufacture of approximately 150,000 to 250,000 3cc SquareOne self-sheathing Safety Syringes by contract manufacturer.
●	Identify and recruit additional key sales and marketing staff in support of national distributor currently under contract with the Company.
●
As part of the Company’s campaign to expand its safety technology base to other safety needle devices beyond the hypodermic safety syringe category, file additional patent specifications for other percutaneous applications and improvements.

●	Begin demonstration of the Company’s Safety Syringe to doctors’ offices and selected hospital systems using national distributor network.
●	Identify qualified investment bankers/placement agents to continue fundraising campaign to support working capital needs for the Phase 1 Market Introduction Program.

Second Quarter 2010

●	Launch fundraising campaign to raise $3.5 million to support working capital needs and to support the Phase 1 Market Introduction Program.
●	Begin accelerated tooling fabrication program to hasten completion of Phase 1 manufacturing.
●	File additional patent applications covering other applications for percutaneous devices and their improvements to round out the Company’s full line of safety needle devices.
●	Continue demonstration of the Company’s Safety Syringe to doctors’ offices and selected hospital systems using national distributor network.
●	Identify qualified public relations and investor relations firms and other service providers suitable for the Company’s product launch and advertising campaigns.
●	Launch aggressive public relations and investor relations programs
●	Identify qualified investment banking firms for capital raise of $11.5 million to support its Phase 2 Market Expansion campaign.

Third Quarter 2010

●	Complete fabrication of tooling and equipment to manufacture 150,000 to 250,000 commercial-grade units for limited distribution to doctors’ offices and hospitals.
●	Begin manufacture of first units for rigorous product testing.
●	Complete design of sales and marketing materials, including instructional materials.
●	Initiate $11.5 million capital raise to execute the Phase 2 portion of the Protectus Business Plan – Market Expansion.

Fourth Quarter 2010

●	Manufacture first 150,000 to 250,000 commercial-grade units ready for clinical use.
●	Launch in-service training program at selected healthcare institutions.
●	Expand distribution plan.
●	Initiate fabrication of tooling and automatic assembly equipment to support manufacturing at the rate of 110 million units per year of the Company’s Safety Syringe.
●	Aggressively expand the Protectus distribution and in-service training programs nationally to be able to support annual production and sales volumes of 110 million units.
●	Launch lobbying effort aimed at enforcement of the federal mandate to utilize efficacious safety needle products nationwide.

Expansion of distribution will be bolstered by a vigorous marketing campaign, as well as by education of the medical professionals and those having the interest and power to enforce the new laws covering use of hypodermic syringes and their improvements, particularly, the SquareOne device and its differential benefits.

Liquidity and Capital Resources

We are a development stage company. As of December 31, 2009, we have incurred an accumulated net loss of $6,923,287. At December 31, 2009, we had cash and cash equivalents of $2,163 as compared to cash and cash equivalents of $692 as of December 31, 2008.  Our independent auditor has raised concern about our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock, as well as seeking financing from third parties.

	Twelve Months Ended December 31,
	2009	2008
Net Cash (Used) by Operating Activities	$(666,514)	$(301,694)

Net Cash Provided by Financing Activities	$667,985	$298,249

Net Increase / (Decrease) in Cash	$1,471	$(3,445)

Cash, Beginning of Period	$692	$4,137

Cash, End of Period	$2,163	$692

Critical Accounting Policies

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PROTECTUS MEDICAL DEVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (RESTATED)
AND FOR THE PERIOD FROM SEPTEMBER 21, 1999 (INCEPTION)
TO DECEMBER 31, 2009

Page(s)

Report of Independent Registered Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2

Consolidated Statements of Operations For the Years Ended –
December 31, 2009 and 2008 (Restated), and from
September 21, 1999 (inception) to December 31, 2009	F-3

Consolidated Statement of Stockholders’ Deficit For the Years Ended –
December 31, 2009 and 2008 (restated), and from
September 21, 1999 (inception) to December 31, 2009	F-4

Consolidated Statements of Cash Flows For the Years Ended –
December 31, 2009 and 2008 (restated), and from
September 21, 1999 (inception) to December 31, 2009	F-5

Notes to the Financial Statements	F-6-F-27

Report of Independent Registered Accounting Firm

To the Board of Directors and
Stockholders of Protectus Medical Devices, Inc.

We have audited the accompanying consolidated balance sheets of Protectus Medical Devices, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period September 21, 1999 (date of inception) through December 31, 2009. Protectus Medical Devices, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protectus Medical Devices, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and the period September 21, 1999 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, as of December 31, 2009 the Company had negative working capital of approximately $3.2 million and had an accumulated deficit of approximately $6.9 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Bartolomei Pucciarelli, LLC

Lawrenceville, NJ
May 17, 2010

Protectus Medical Devices, Inc. and Subsidiary
(A development stage company)
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
		(Restated)
Assets

Current Assets:
Cash	2,163	692
Total Current Assets	2,163	692

Debt issue costs - net	-	3,750

Total Assets	2,163	4,442

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	1,154,458	907,848
Notes payable - net of debt discount	1,038,796	1,015,207
Notes payable - related party	270,000	270,000
Convertible notes payable	-	-
Accrued interest payable	301,651	188,067
Derivative liabilities - debt and warrants	440,874	-
Total Current Liabilities	3,205,779	2,381,122

Long Term Liabilities:
Convertible notes payable - net of debt discount	132,168	-
Total Long Term Liabilities:	132,168	-

Total Liabilities	3,337,947	2,381,122

Common stock, $0.0001 par value, 150,000,000 shares authorized,
45,887,936 and 45,000,000 shares issued and outstanding	4,589	4,500
Additional paid in capital	3,582,914	2,637,260
Deficit accumulated during the development stage	(6,923,287)	(5,018,440)
Total Stockholders' Deficit	(3,335,784)	(2,376,680)

Total Liabilities and Stockholders' Deficit	2,163	4,442

See accompanying notes to financial statements.

Protectus Medical Devices, Inc. and Subsidiary
(A development stage company)
Consolidated Statements of Operations
	For the Year Ended	For the Year Ended	September 21, 1999 (inception) to
	December 31, 2009	December 31, 2008	December 31, 2009
		(Restated)

Operating expenses
Research and development	-	-	135,069
General and administrative expenses	1,548,368	826,947	5,112,419
Total operating expenses	1,548,368	826,947	5,247,488

Loss from operations	(1,548,368)	(826,947)	(5,247,488)

Other income (expense)
Interest income	112	68	6,033
Other income	40,000	-	40,000
Interest expense	(395,090)	(751,641)	(1,566,483)
Derivative expense	(1,027,168)	-	(1,181,017)
Change in fair value of derivative financial instrument	1,025,667	-	1,025,667
Other income (expense) - net	(356,479)	(751,573)	(1,675,800)

Net loss	$(1,904,847)	$(1,578,520)	$(6,923,288)

Net Loss per Common Share - Basic and Diluted	$(0.04)	$(0.04)	$(0.17)

Weighted Average Number of Common Shares Outstanding	45,190,367	45,000,000	41,193,989

See accompanying notes to financial statements.

Protectus Medical Devices, Inc. and Subsidiary
(A development stage company)
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008 (restated) and from September 21, 1999 (inception) to December 31, 2009

	Common Stock			Deficit Accumulated
	Shares	Amount	Additional Paid-In Capital	during the Development Stage	Stockholders' Deficit

Stock issued to founders for services rendered ($0.0012/share)	6,300,093	$630	$6,620	$-	$7,250

Recognition of stock based compensation - options	-	-	956	-	956

Warrants issued for services rendered - related party	-	-	99,832	-	99,832

Net loss for the period from September 21, 1999 (inception) to December 31, 1999	-	-	-	(108,714)	(108,714)

Balance, December 31, 1999	6,300,093	630	107,408	(108,714)	(676)

Cancellation of founder shares	(6,300,093)	(630)	630	-	-

Stock issued to acquire intellectual property ($0.0012/share)	41,059,224	4,106	43,144	-	47,250

Recognition of stock based compensation - options	-	-	824	-	824

Net loss for the year ended December 31, 2000	-	-	-	(57,873)	(57,873)

Balance, December 31, 2000	41,059,224	4,106	152,006	(166,587)	(10,475)

Recognition of stock based compensation - options	-	-	1,060	-	1,060

Warrants issued for services rendered	-	-	778	-	778

Net loss for the year ended December 31, 2001	-	-	-	(109,443)	(109,443)

Balance, December 31, 2001	41,059,224	4,106	153,844	(276,030)	(118,080)

Recognition of stock based compensation - options	-	-	2,250	-	2,250

Net loss for the year ended December 31, 2002	-	-	-	(93,416)	(93,416)

Balance, December 31, 2002	41,059,224	4,106	156,094	(369,446)	(209,246)

Issuance of common stock for cash ($0.1151/share)	1,911,752	191	219,809	-	220,000

Cash paid as direct offering costs	-	-	(30,000)	-	(30,000)

Recognition of stock based compensation - options	-	-	2,250	-	2,250

Reclassification of debt discount associated with derivative liability	-	-	97,116	-	97,116

Net loss for the year ended December 31, 2003	-	-	-	(387,011)	(387,011)

Balance, December 31, 2003	42,970,976	4,297	445,269	(756,457)	(306,891)

Recognition of stock based compensation - options	-	-	1,190	-	1,190

Exercise of stock option - related party ($0.0023/share)	1,737,957	174	3,826	-	4,000

Recognition of beneficial conversion feature	-	-	149,801	-	149,801

Net loss for the year ended December 31, 2004	-	-	-	(251,988)	(251,988)

Balance, December 31, 2004	44,708,933	4,471	600,086	(1,008,445)	(403,888)

Recognition of stock based compensation - options	-	-	827	-	827

Warrants issued for services rendered - related party	-	-	24,956	-	24,956

Reclassification of derivative liability	-	-	106,732	-	106,732

Net loss for the year ended December 31, 2005	-	-	-	(517,241)	(517,241)

Balance, December 31, 2005	44,708,933	4,471	732,601	(1,525,686)	(788,614)

Issuance of common stock for cash ($0.3453/share)	291,066	29	100,471	-	100,500

Recognition of stock based compensation - options	-	-	990	-	990

Warrants issued for services rendered - related parties	-	-	749,996	-	749,996

Warrants issued for loan extension fee	-	-	29,136	-	29,136

Net loss for the year ended December 31, 2006	-	-	-	(1,342,747)	(1,342,747)

Balance, December 31, 2006	45,000,000	4,500	1,613,194	(2,868,433)	(1,250,739)

Recognition of stock based compensation - options	-	-	990	-	990

Warrants issued for loan extension fee	-	-	29,126	-	29,126

Net loss for the year ended December 31, 2007	-	-	-	(571,486)	(571,486)

Balance, December 31, 2007	45,000,000	4,500	1,643,310	(3,439,919)	(1,792,109)

Recognition of stock based compensation - options	-	-	163	-	163

Warrants issued for services rendered - related party	-	-	50,000	-	50,000

Warrants issued for loan extension fee	-	-	469,018	-	469,018

Recognition of beneficial conversion feature	-	-	474,769	-	474,769

Net loss for the year ended December 31, 2008	-	-	-	(1,578,521)	(1,578,521)

Balance, December 31, 2008	45,000,000	4,500	2,637,260	(5,018,440)	(2,376,680)

Stock issued for services (Average of $0.69/share)	550,000	55	379,195	-	379,250

Stock issued in connection with debt conversion ($0.30/share)	337,936	34	99,966	-	100,000

Warrants issued for services	-	-	233,380	-	233,380

Reclassification of derivative liability	-	-	233,113	-	233,113

Net loss for the year ended December 31, 2009	-	-	-	(1,904,847)	(1,904,847)

Balance, December 31, 2009	45,887,936	$4,589	$3,582,914	$(6,923,287)	$(3,335,784)

See accompanying notes to financial statements.

Protectus Medical Devices, Inc. and Subsidiary
(A development stage company)
Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	September 21, 1999 (inception) to
	December 31, 2009	December 31, 2008	December 31, 2009
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,904,847)	$(1,578,520)	$(6,923,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	3,750	9,667	26,750
Amortization of debt discount	260,257	502,856	906,738
Derivative expense	1,027,169	-	1,181,017
Change in fair value of derivative liability	(1,025,667)	-	(1,025,667)
Stock based compensation - founders	-	-	7,250
Stock based compensation	379,250	162	390,750
Stock issued to acquire intellectual property	-	-	47,250
Warrants issued for services - related party	-	50,000	924,784
Warrants issued for loan extension fee	-	469,018	527,280
Warrants issued for services	233,380	-	234,158
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts payable and accrued expenses	246,610	174,755	1,154,458
Accrued interest payable	113,584	70,368	301,651
Net Cash Used in Operating Activities	(666,514)	(301,694)	(2,246,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	299,499	1,043,297
Proceeds from notes payable - related party	-	-	270,000
Proceeds from issuance of convertible debt	672,485	-	672,485
Payment of debt issuance costs in cash	-	(1,250)	(26,750)
Proceeds from issuance of stock	-	-	320,500
Cash paid as direct offering costs	-	-	(30,000)
Proceeds from exercise of warrant - related party	-	-	4,000
Repayment of note	(4,500)	-	(4,500)
Net Cash Provided By Financing Activities	667,985	298,249	2,249,032

Net Increase (Decrease) in Cash	1,471	(3,445)	2,163

Cash and Cash Equivalents - Beginning of Year/Period	692	4,137	-

Cash and Cash Equivalents - End of Year/Period	$2,163	$692	2,163

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount on derivative liability	$672,485	$-	$672,485
Beneficial conversion feature	$0	$0	$731,302
Conversion of debt equity	$100,000	-	-
Reclassification of derivative liability to additional paid in capital	$233,113	$-	$97,116

See accompanying notes to financial statements.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

Note 1	Basis of Presentation and Nature of Operations

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

Such estimates and assumptions impact, among others, the following: the fair value of warrants granted in connection with various financing transactions, share-based payments, fair value of derivative liabilities, and accrued payroll taxes and related penalties and interest.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

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

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include debt funding; equity based financing, and further implementation of the business plan. The Company will look to obtain additional debt and/or equity related funding opportunities.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. See Note 3 regarding going concern uncertainty.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2009 and 2008, respectively.

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

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

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment date.  The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

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

The computation of basic and diluted loss per share for the years ended December 31, 2009 and 2008 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period:

	December 31, 2009	December 31, 2008
Convertible notes	1,611,211	-
Stock options	2,177,616	2,027,614
Stock warrants	12,440,869	8,594,865
Total common stock equivalents	16,229,696	10,622,479

In connection with the 4 for 1 forward split in 2008, and the reverse merger/recapitalization in June 2009, all share and per share amounts have been retroactively restated.

Income Taxes

The Company accounts for income taxes under the liability method.  Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)
Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

Note 3 Going Concern and Liquidity

As reflected in the accompanying financial statements, the Company has a net loss of $1,904,847 and net cash used in operations of $666,514 for the year ended December 31, 2009; a working capital deficit of $3,203,616, and has and a stockholders’ deficit of $3,335,784 at December 31, 2009.

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

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

In response to these problems, management has taken the following actions:

●	Raising additional capital through various debt offerings;

●	Cutting costs where possible; and

●	Focusing efforts on further development of the core product, which is dependent upon continued financing

Note 4 Debt, Debt Discount and Debt Issue Costs

(A)	Convertible Debt

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

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

The Company then issued new debt instruments under the same terms as the original notes; however, the original notes had a carrying amount of $55,000 in 2003. The Company then recorded these new debt instruments as derivative financial instruments, however, since no proceeds were received, no new debt discount was recorded.

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

The fair value of the embedded conversion option was $106,733.  The Company recorded a related derivative expense of $106,733. The $106,733 was reclassified to additional paid in capital since the underlying term of the debt had expired.  As a result, the debt became due on demand.

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

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

In September 2004, the Company executed notes totaling $500,000, of which $100,000 was to a member of management.  These notes bear interest at 7%, are unsecured and due December 31, 2009.  The debt holders also received an aggregate 1,013,808 warrants.  The warrants are exercisable at $0.30 share.  The warrants expire on December 31, 2009.  The Company determined that these warrants should be valued at fair value and a related debt discount should be computed.  The Company computed a fair value of $149,801 for the warrants.  Fair value was based upon the following:

Expected dividends	0%
Expected volatility	286%
Expected term: conversion feature	5 years
Risk free interest rate	3.33%

The note holders may convert the unpaid principal and accrued interest into the purchase of the warrants. The Company has not repaid these notes on the maturity date, and expects to receive a default notice from these note holders.

The note holders are also entitled to a production bonus from product sales up to $1.25 per each dollar invested. There have been no sales since inception and no accrual for the production bonus.

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)
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

In March 2009, these debt holders also received an aggregate 996,911 warrants.  The warrants are exercisable at $0.30/share.  The warrants expire in 2014.

The Company determined that these warrants should be valued at fair value and a related debt discount should be computed.  The Company computed a fair value of $295,000 for the warrants.  The discount was amortized in 2008 since these notes were due on demand.

Fair value was based upon the following:

Expected dividends	0%
Expected volatility	286%
Expected term: conversion feature	5 years
Risk free interest rate	3.41%

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

(F)	Convertible Debt and Derivative Liability

During the period from April – June 2009, the Company issued convertible debt totaling $437,973, due three years from the issuance date.  The notes bear interest at 10% and are unsecured. These notes can convert at $0.30 (equivalent shares of 1,480,139).  These note holders also received 1,480,139 warrants.  The warrants are convertible at $0.30, and expire April – June 2011.  On October 14, 2009, two debt holders converted aggregate principal of $100,000 into 337,936 shares of common stock.  As a result of this conversion, only 1,142,187 equivalent shares remain associated with the debt. A total of 2,622,326 equivalent shares remain upon future conversion.

During the period from July – December 2009, the Company issued convertible debt totaling $234,514, due three years from the issuance date. The notes bear interest at 10% and are unsecured. These notes can convert at $0.50 (equivalent shares of 469,024).  These note holders also received 469,024 warrants.  Total equivalent shares upon conversion are 938,048 shares. The warrants are convertible at $0.50, and expire April – December 2011.  See Note 10 regarding additional conversion of $50,000.

The Company determined under ASC 815, that the embedded conversion feature and the warrant grants (ratchet down of exercise price based upon lower exercise price in any future offerings) are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for. At each reporting period, the Company marks these derivative financial instruments to fair value. The fair value of the conversion features and warrants are summarized as follow:

Fair value at the commitment date for convertible notes and warrants issued during 2009	$1,699,654
Reclassification of derivative liability to additional paid in capital in connection with debt conversion	(233,113)
Fair value mark to market adjustment at December 31, 2009	(1,025,667)
Derivative liability balance at December 31, 2009	$440,874

The Company recorded the derivative liability to debt discount to the extent of the face amount of the notes and expensed immediately the remaining value of the derivative as it exceeded the face amount of the note.  The Company recorded a debt discount of $672,485. The Company recorded a derivative expense for the years ended December 31, 2009 and 2008 of $1,027,168 and $0, respectively.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

The Company measured the fair value of the conversion features and warrants using a Black-Scholes valuation model based upon the following management assumptions on the commitment date:

Expected dividends	0%
Expected volatility	150%
Expected term: conversion feature	2.0
Expected term: warrants	2.0
Risk free interest rate	2.00%

Mark to Market

At December 31, 2009, the Company remeasured the conversion features and recorded a fair value adjustment of $1,025,667.  The following management assumptions were considered:

Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	1.14%
Expected life of conversion features in years	1.43 – 1.94
Expected life of warrants in years	1.43 – 1.94

(G)	Summary

The following is a summary of all debt raised and debt discount for the period from September 21, 1999 (inception) to December 31, 2009.

Year ended December 31,	Proceeds
1999	$-
2000	-
2001	170,000
2002	-
2003	9,000
2004	500,000
2005	99,796
2006	50,000
2007	180,000
2008	299,500
2009	672,485
Total	$1,980,781

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

The following is a summary of all debt issue costs paid for the period from September 21, 1999 (inception) to December 31, 2009.

Year ended December 31,	Payments
1999	$-
2000	-
2001	-
2002	-
2003	-
2004	-
2005	7,500
2006	-
2007	18,000
2008	1,250
Total	$26,750

All debt issue costs have been fully amortized

Note 5 Fair Value

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 2 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2009 and 2008, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009
Derivative Liabilities	$-	$440,874	$-	$440,874
Total	$-	$440,874	$-	$440,874

There were no derivative financial instruments in 2008.

Note 6 Accrued Payroll Tax Liabilities

For several years prior to becoming a public Company, the Company inappropriately paid its employees and officers as subcontractors without proper tax withholdings. The Company has prepared payroll tax filings to correct the matter with the IRS and state taxing authorities. The Company has accrued an estimate for the payroll tax liabilities and related penalties and interest. The Company plans to file the appropriate tax filings and resolve the liabilities with the taxing authorities in the near term.  The accrued payroll taxes and related penalties and interest were estimated at $585,391 and $444,996 at December 31, 2009 and 2008, respectively. This amount is included in accounts payable and accrued expenses on the accompanying balance sheet. To the extent this estimate is insufficient, additional accruals may be required in future periods.

Note 7 Stockholders’ Deficit

(A)	Common Stock

In September 1999, the Company issued 6,300,093 shares of common stock to its founders for services rendered.  The shares had a fair value of $7,250 ($0.0012/share).  Fair value was based upon the services rendered.  In March 2000, these shares were cancelled for no additional consideration.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

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

In March 2006, the Company issued 291,067 shares of common stock for $100,500 ($0.3453/share).

In 2009, the Company issued 550,000 shares of common stock for services rendered, having a fair value of $379,250, based upon the quoted closing trading price having an average of $0.69/share.

In 2009, the Company issued 337,936 shares of common stock, in connection with the conversion of debt, having a fair value of $100,000 ($0.30/share). There was no gain or loss on conversion.

(B)	Warrants Issued for Services and Loan Extension Fee

In 1999, the Company issued 1,351,744 warrants to a member of management having a fair value of $99,832.  The warrants had an exercise price of $0.003/share, and were exercised in October 2004 (see above).

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

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

In 2006, the Company issued 199,378 warrants as a loan extension fee, having a fair value of $29,136.  The terms of the loan were not changed in connection with granting these warrants. These warrants have an exercise price of $0.44/share, and expire in 2009.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	3 years
Risk free interest rate	4.74%

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

In 2007, the Company issued 199,378 warrants as a loan extension fee, having a fair value of $29,126.  The terms of the loan were not changed in connection with granting these warrants. These warrants have an exercise price of $0.44/share, and expire in 2010.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	3 years
Risk free interest rate	3.07%

In 2008, the Company issued 199,378 warrants as a loan extension fee, having a fair value of $469,018.  The terms of the loan were not changed in connection with granting these warrants. These warrants have an exercise price of $0.44/share, and expire in 2010.

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

In 2009, the Company issued 1,000,000 warrants to a consultant, having a fair value of $233,380.  The warrants have an exercise price of $0.35/share, and expire in 2014.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	150%
Expected term	5 years
Risk free interest rate	2.30%

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Balance - December 31, 2007	8,054,726	$0.41
Granted	540,139	$0.44
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2008	8,594,865	$0.41
Exercisable – December 31, 2008	8,594,865	$0.41
Granted	3,846,004	$0.33
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2009	12,440,869	$0.39
Exercisable – December 31, 2009	12,440,869	$0.39

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable
$0.30 - $0.50	12,440,869	4.32 years	$0.30 - $0.50	12,440,869

At December 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

At December 31, 2008, the total intrinsic value of warrants outstanding and exercisable was $2,930,975 and $2,930,975, respectively.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

(D)	Options

During the period from 1999 – 2001, the Company granted 2,250,000 options for services rendered by members of management. The grant date fair value of these option grants was $11,500.  These options vested equally over four years beginning on the one year anniversary of the grant. The entire $11,500 was expensed as of June 2004.

In 2005, the Company granted 2,027,614 options for services to be rendered.  The options expire 5 years from issuance and have an exercise price of $0.33/share.  The grant date fair value of these options was $2,970. These options vested equally over three years beginning on the one year anniversary of the grant.

The Company determined the fair value of these options (from 1999-2001 and 2005), based upon the following management assumptions:

Exercise price Expected dividends	$0.003 - $0.24 0%
Expected volatility	286%
Expected term	3- 5 years
Risk free interest rate	4.25 – 5.74%

In 2009, the Company granted 150,000 options for services to be rendered by a board director.  The options expire 5 years from issuance and have an exercise price of $0.22/share.  The grant date fair value of these options was $134,160. The options vest 50,000 shares each on September 22, 2010, 2011 and 2012.

The Company determined the fair value of these options, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	3 years
Risk free interest rate	1.54%

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

The following is a summary of the Company’s options activity:

	Options	Weighted Average Exercise Price	Weighted Average Life
Balance - December 31, 2007	2,027,614	$0.33	2.84 years
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2008	2,027,614	$0.33	1.84 years
Exercisable – December 31, 2008	2,027,614	$0.33	1.84 years
Granted	150,000	$0.22
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2009	2,177,614	$0.32	1.78 years
Exercisable – December 31, 2009	2,027,614	$0.33	0.84 years

At December 31, 2009, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

At December 31, 2008, the total intrinsic value of options outstanding and exercisable was $230,886 and $230,886, respectively.

Note 7 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $4,500,000 at December 31, 2009, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

Significant deferred tax assets at December 31, 2009 and 2008 as follows:

	2009	2008
Gross deferred tax assets:
Net operating loss carryforwards	$(574,000)	$(394,000)
Total deferred tax assets	574,000	394,000
Less: valuation allowance	(574,000)	(394,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at December 31, 2008 was approximately $394,000. The net change in valuation allowance during the year ended December 31, 2009 was an increase of approximately $180,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2009 and 2008(computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 9.8% for State income taxes, a blended rate of 40.67%) as follows:

	2009	2008

Expected tax benefit – Federal	$(584,000)	$(484,000)
Expected tax benefit – State	(187,000)	(154,000)
Derivative Expense	416,000	-
Change in Fair Value of Derivative Liability	(415,000)	-
Amortization of Debt Discount	105,000	203,000
Amortization of Debt Issue Costs	2,000	4,000
Non-deductible shared based compensation	248,000	20,000
Payroll Taxes, Interest and Penalties	235,000	17,000
Change in Valuation Allowance	180,000	394,000
Actual tax benefit	$-	$-

Note 8 Commitments and Contingencies

Litigations, Claims and Assessments

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results. In 2006, the Company accrued a liability of $200,000 in relation to a settlement. The Company is in default under the terms of the settlement, however, the Company believes that the likelihood of a lawsuit is remote, but it is possible, and the financial statements have not been adjusted for this uncertainty.

For several years prior to becoming a public Company, the Company inappropriately paid its employees and officers as subcontractors without proper tax withholdings. The Company has prepared payroll tax filings to correct the matter with the IRS and state taxing authorities. The Company has accrued an estimate for the payroll tax liabilities and related penalties and interest. The Company plans to file the appropriate tax filings and resolve the liabilities with the taxing authorities in the near term.  The accrued payroll taxes and related penalties and interest were estimated at $585,391 and $444,996 at December 31, 2009 and 2008, respectively. This amount is included in accounts payable and accrued expenses on the accompanying balance sheet. To the extent this estimate is insufficient, additional accruals may be required in future periods.

In September 2004, the Company executed notes totaling $500,000, of which $100,000 was to a member of management.  These notes bear interest at 7%, are unsecured and due December 31, 2009.  The debt holders also received an aggregate 1,013,808 warrants.  The warrants are exercisable at $0.30 share.  The warrants expire on December 31, 2009.  The Company determined that these warrants should be valued at fair value and a related debt discount should be computed.  The Company computed a fair value of $149,801 for the warrants.  Fair value was based upon the following:

Expected dividends	0%
Expected volatility	286%
Expected term: conversion feature	5 years
Risk free interest rate	3.33%

The note holders may convert the unpaid principal and accrued interest into the purchase of the warrants. The Company has not repaid these notes on the maturity date, and expects to receive a default notice from these note holders.

The note holders are also entitled to a production bonus from product sales up to $1.25 per each dollar invested. There have been no sales since inception and no accrual for the production bonus.

In 2008, the Company engaged a firm's services to assist in its fundraising endeavors by execution of a non-exclusive agreement. Although this agreement was not formally terminated, the firm ceased to provide services, or evidence of such services, but has asserted that additional Consulting Fees of $15,000,000 are still due and payable. The Company disagrees and will contest this vigorously. Although the Company believes it unlikely, it could become liable for the additional fees.

Note 9 Restatement

In connection with the Company’s reaudit of the 2008 financial statements (issued by our prior auditors, who had their license revoked), the Company discovered material errors associated with the financial statements issued for the year ended December 31, 2008.

The Company adjusted previously issued financial statements to reflect the following in connection with the restatement:

			December 31, 2008
	December 31, 2008		As originally
	(Restated)	Adjustments	reported
Assets

Current Assets:
Cash	692	-	692
Total Current Assets	692	-	692

Furniture and Fixtures	-	(1,351)	1,351

Patents - net	-	(8,836)	8,836

Debt issue costs - net	3,750	3,750	-

Total Assets	4,442	(6,437)	10,879

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	907,848	634,996	272,852
Notes payable - net of debt discount	1,015,207	676,911	338,296
Notes payable - related party	270,000	270,000	-
Convertible notes payable	-	-	-
Accrued interest payable	188,067	70,817	117,250
Derivative liabilities - debt and warrants	-	-	-
Total Current Liabilities	2,381,122	1,652,724	728,398

Long Term Liabilities:
Convertible notes payable - net of debt discount	-	(777,500)	777,500
Total Long Term Liabilities:	-	(777,500)	777,500

Total Liabilities	2,381,122	875,224	1,505,898

Common stock, $0.0001 par value, 150,000,000 shares authorized,
45,887,936 and 45,000,000 shares issued and outstanding	4,500	(193,840)	198,340
Additional paid in capital	2,637,260	2,789,320	(152,060)
Deficit accumulated during the development stage	(5,018,440)	(3,257,141)	(1,761,299)
Subscription receivable	-	(220,000)	220,000
Total Stockholders' Deficit	(2,376,680)	(881,661)	(1,495,019)

Total Liabilities and Stockholders' Deficit	4,442	(6,437)	10,879

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (Restated)

Protectus Medical Devices, Inc. and Subsidiary
(A development stage company)
Consolidated Statements of Operations

	December 31, 2008		December 31, 2008
	(Restated)	Adjustments	As Originally Reported

Operating expenses
General and administrative expenses	826,947	606,283	220,664
Total operating expenses	826,947	606,283	220,664

Loss from operations	(826,947)	(606,283)	(220,664)

Other income (expense)
Interest income	68	-	68
Interest expense	(751,641)	(694,141)	(57,500)
Other income (expense) - net	(751,573)	(694,141)	(57,432)

Net loss	$(1,578,520)	$(1,300,424)	$(278,096)

Net Loss per Common Share - Basic and Diluted	$(0.04)	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding	45,000,000	25,166,000	19,834,000

Note 10 Subsequent Events

In 2010, the Company issued 168,968 shares of common stock, in connection with the conversion of debt, having a fair value of $50,000 ($0.30/share). There was no gain or loss on conversion.

In April 2010, the Company received $100,000 as partial funding of a $150,000 note.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Acting Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended December 31, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report On Internal Control Over Financial Reporting.  Our company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2009 it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009.  The Company’s assessment identified certain material weaknesses which are set forth below:

Financial Statement Close Process

●	There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.
●	There is a lack of formal process and timeline for closing the books and records at the end of each reporting period.
●	The Company has inadequate design of controls over recording accruals, proper recording and identification of compensation items and the resultant payroll tax liabilities.

These weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Entity Level Controls

The Company currently has insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve and optimum segregation of duties.

There are limited processes and limited or no documentation in place for the identification and assessment of internal and external risks that would influence the success or failure of the achievement of entity-wide and activity-level objectives.

Functional Controls and Segregation of Duties

There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

Accordingly, as the result of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

It should be noted that any system of controls, however well-designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the company’s business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report herein.

(c) Changes In Internal Controls Over Financial Reporting.  Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. These personnel will provide the depth of knowledge and time commitment to provide a greater level of review for corporate activities. The appointment of additional outside directors with industry expertise will greatly decrease any control and procedure issues the company may encounter in the future. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

●	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and
●	We will increase management oversight of accounting and reporting functions in the future.
●	We will document a formal code of ethics.
●
We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.

●	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The following individuals serve as the directors and executive officers of our company. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office:

Name	Age	Position
John S. Salstrom	65	President, Chief Executive Officer, Secretary and Director
Jack Dillard	55	Chief Operating Officer and Director
Ronald Ginn	70	Chief Marketing Officer and Director
John D. Olinger	64	Chairman and Chief Intelligence Officer
Michael Sheppard	64	Director

The following summarizes the occupation and business experience for our officers, directors, key employees and advisory board:

John S. Salstrom, Ph.D., President, CEO, Secretary and Director

Dr. Salstrom is a co-founder of SquareOne.  He has over twenty-eight years of experience with start-up companies, mainly in biotechnology and medical technology, and brings a unique ability to analyze and develop strategic plans, business models and optimal corporate structure. Prior to joining SquareOne Medical, Inc., since 1980, Dr. Salstrom served as Head of the Vector Development Program at Molecular Genetics, Inc., Research Director of the Molecular Biology and Human Healthcare Programs at Endotronics, Inc. and he was a Co-Founder and Vice President of Scientific Affairs at Helix BioCore, Inc.  He also co-founded and served as Director for Ganesh Energene Ltd. (Mumbai), an Indian Joint Venture.  Dr. Salstrom is a Microbiologist and Molecular Biologist by training, having received his B.A. from Miami University, his M.S. and Ph.D. degrees from the University of Wisconsin, followed by a Postdoctoral fellowship at Harvard University. He holds numerous Academic Honors and Awards, several patents, and has to his credit numerous publications, articles, theses and manuscripts. Dr. Salstrom has held several research and teaching positions.

Jack Dillard, Chief Operating Officer and Director

Mr. Dillard is a co-founder of SquareOne and co-inventor of the SquareOne Safety Syringe technology.  Prior to joining SquareOne Medical, since 1984, he was an Executive Vice President and Vice President of Manufacturing for PJD Associates, a company he co-founded, with responsibilities for developing, patenting and bringing to commercial production several electronic monitoring devices for high purity water for drinking and commercial use. As a physicist, he served as a Member of Technical Staff and Project Manager for Hughes Electronics, a Fortune 50 company, where he developed infrared imaging equipment/devices for military and scientific endeavors.  Overall, he has an extensive background in the development and marketing of new products.  His experience includes development, manufacturing and marketing of semi-conductors, communication and messaging equipment and components.  He has years of experience in plastic injection molding/tooling, vacuum forming, metal die-casting/stamping and electronic design/assembly.  Mr. Dillard also has wide-ranging knowledge of new product development and management through all phases of prototyping, engineering design/documentation, and full commercial production.  He holds several U.S. and International Patents.  Mr. Dillard received a presidential appointment to The United States Military Academy at West Point while serving in the U.S. Army in 1973 and he completed his education at San Francisco State University with a B.S. in Physics in 1977.

Ronald Ginn, Chief Marketing Officer and Director

Mr. Ginn is a co-founder of SquareOne.  Prior to joining SquareOne Medical, since 1985, Mr. Ginn served as the President and CEO of PJD Associates, a manufacturing and marketing company for equipment/devices for the water purification industry.  He has over twenty-three years of experience in strategic development, planning and implementation at Continental Can Corporation, a Fortune 500 company within the packaging industry, where his career evolved from a senior-level marketing and sales executive to the general management level, which included operations, marketing and sales responsibility for the Middle East, Africa and Greece, as well as the United States.  He was directly associated with new product development for commercial packaging for pharmaceuticals, easy-open beverage containers, plastic tennis ball cans and plastic motor oil and paint containers.  Mr. Ginn has negotiated, implemented and managed hundreds of sales and purchasing contracts in the U.S., as well as in Kuwait, Saudi Arabia, Nigeria, Greece and Morocco, which included creating a novel rebate program for securing and maintaining long-term contracts.  Mr. Ginn received a B.S. in Business Administration and Industrial Management from San Jose State University in 1961 and he is a 1974 graduate of Northwestern Business School.

John D. Olinger, Chairman and Chief Intelligence Officer

Mr. Olinger has nearly thirty-eight years of experience in top management positions.  Prior to joining SquareOne Medical, Mr. Olinger served as the President and CEO of HammerBlow Towing Systems Corp for thirteen (13) years. HammerBlow is a company he acquired and grew to become the industry leader, with multi-plant operations and facilities in three states and Mexico. The remarkable result of Mr. Olinger’s thirteen-year tenure at HammerBlow and the decisive implementation of his strategic plan was the sale of the company to its largest competitor, the Cequent Commercial Products division of TriMas Corporation, for eight (8) times its then current EBITDA, after which Cequent retained him for two additional years to help manage a $240 million division of the company.  For seven (7) years prior to his service at HammerBlow, Mr. Olinger was the President and CEO of the Nanik Division of Apogee Enterprises, a Fortune 500 company, during which time he had responsibility for overall operations of the company’s multi-plant facilities in three states and an additional plant in the Netherlands.  Additionally, Mr. Olinger has twelve (12) years of experience as a senior hospital executive, having managed all aspects of patient care and operations in two separate hospital systems in Chicago, Illinois and Wausau, Wisconsin.  Mr. Olinger served as a Regional Sales Manager covering fifteen (15) states for B.F. Goodrich Chemical Company for three (3) years after obtaining his B.S. degree from Miami University, Oxford, Ohio in 1968.  In 1973, he obtained his Masters degree in Business, with Honors, from Northwestern University, Evanston, Illinois, with additional majors in Marketing and Hospital Administration.  Mr. Olinger is currently the Chairman of the Board of Integrity First Bank in Wausau, Wisconsin, and has served on numerous boards of businesses, social organizations and charities.

Michael Sheppard, Director

Mr. Sheppard is Chairman and CEO of Nevada Mining Company, Inc.  He has over thirty years of experience in executive positions with companies in various industries, including medical devices, financial services and manufacturing.  He was a co-founder of Atkinson Technologies that developed the innovative Mobile IV System.  He served as President of New Life Corporation of America and the National Community Foundation, CEO of Kidpower, Inc. and has served on several boards, including the American Cancer Society, the Physicians Resource Council, the United Way and the Family Institute.  Mr. Sheppard received a B.S. in Industrial Engineering from Miami University (Ohio) and his MBA from Wright State University.

Employment Agreements

As of the date of this filing, each of our officers and directors has executed an employment agreement containing appropriate confidentiality and non-compete provisions.

Pursuant to the employee, the employee shall be employed on an at-will basis. The employee may terminate the employment relationship contemplated in the Employment Agreement upon a sixty (60) days written notice to SquareOne, and SquareOne may terminate the employment relationship contemplated in the employment agreement  upon a sixty (60) days written notice to the employee if the termination is without cause. However, if the termination is for cause, SquareOne has no obligation to provide the employee with a prior written notice.

Subject to the terms and provisions of the employment agreement, during his employment and for a three (3) years period thereafter, the employee shall not use or disclose confidential information for any purposes not authorized by SquareOne. Additionally, pursuant to the employment agreement, the employee agrees that during his employment and for a period of two years thereafter, the employee will not directly or indirectly engage in any commercial activity that is in competition with that of SquareOne, and also agrees that prior to his creation of employment relationship with a new employer, he will inform this new employer of the content of the Employment Agreement and provide this new employer a copy of the Employment Agreement.

Family Relationships

None.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our drectors.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or Directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Except for Mr. Sheppard, none of our current directors meet the definition of “independent” as promulgated by the rules and regulations of the NASDAQ.

No Committees of the Board of Directors; No Financial Expert

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors. Nor do we have an audit committee “financial expert”.  As such, our entire board of directors acts as our audit committee.

Auditors; Code of Ethics

Our principal registered independent auditor is Bartolomei & Pucciarelli. We have adopted a Code of Ethics applicable to all directors, officers and employees.  The purpose of the Code of Ethics is to promote honest and ethical conduct.

Involvement in Legal Proceedings

No Director, nominee for director or officer of the Company has appeared as a party during the past five years in any legal proceedings that may bear on his ability or integrity to serve as a director or officer of the Company.

ITEM 11.        EXECUTIVE COMPENSATION

The following table shows for the periods ended December 31, 2009 and 2008, compensation awarded to or paid to, or earned by, our officers and directors.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Salstrom CEO and CFO	2008	87,360	--	--	--	--	--	--	87,360
(from June 25, 2009)	2009	87,360	--	--	--	--	--	--	87,360
Jack Dillard COO	2008	87,360	--	--	--	--	--	--	87,360
(from June 25, 2009)	2009	87,360	--	--	--	--	--	--	87,360
Ronald Ginn CMO	2008	87,360	--	--	--	--	--	--	87,360
(from June 25, 2009	2009	87,360	--	--	--	--	--	--	87,360
John D Olinger Chairman, CIO	2008	66,000	--	--	*	--	--	--	66,0000
(from June 25, 2009)	2009	66,000	--	--	--	--	--	--	66,0000
Michael Sheppard Director	2008	0	--	--	--	--	--	--	0
(from September 22, 2009	2009	0	--	10**	--	***	--	--	0
Hadas Yaron Director	2008	0	--	--	--	--	--	--	0
(until June 25, 2009	2009	0	--	--	--	--	--	--	0
Yosef Krytman Director	2008	0	--	--	--	--	--	--	0
(until June 25, 2009)	2009	0	--	--	--	--	--	--	0

* On November 1, 2005, subject to the terms and condition of the 1999 Stock Option and Stock Award Plan of SquareOne, SquareOne entered into a stock option agreement with John D. Olinger. Pursuant to which, SquareOne granted to Mr. Olinger stock options to purchase 2,027,614 shares of the common stock of SquareOne at exercise price of $0.3255 per share.  As of the date hereof, all stock options have been fully vested, but no stock option has been exercised.

** Pursuant to an employment agreement between us and Mr. Sheppard, we agreed to issue a total of 100,000 shares our common stock at par value as partial compensation for his services rendered in connection with his directorship.

***On September 22, 2009, we entered into a stock option agreement with Michael D. Sheppard, pursuant to which, we granted to Mr. Sheppard stock options to purchase 150,000 shares of our common stock at exercise price of $0.22 per share.  None of these options has vested.

Compensation of Directors

Mr. Michael D. Sheppard, our sole independent director, received 100,000 shares of common stock and an option to purchase an additional 150,000 shares of common stock over a three year period as compensation as a director.  Except for Mr. Sheppard, no other directors receive any compensation for their services as our directors.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of the date of this filing, except for Mr. Sheppard, we have entered into an employment with each of our officers and inside directors. Pursuant to the employment agreements, the employee shall be employed on an at-will basis. The employee may terminate the employment relationship contemplated in the Employment Agreement upon a sixty (60) days written notice to SquareOne, and SquareOne may terminate the employment relationship contemplated in the Employment Agreement upon a sixty (60) days written notice to the employee if the termination is without cause. However, if the termination is for cause, SquareOne has no obligation to provide the employee with a prior written notice.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth certain information regarding our common stock beneficially owned on May 13, 2010, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group, after the closing of the Exchange Agreement.

Name	Number of Shares Beneficially Owned	Percent of Shares (1)
SquareOne Medical, LP(2)	31,934,923	69.54%
John S. Salstrom	1,351,744	2.94%
Michael D. Sheppard	100,000	0.22%
Officer and Directors as a Group	1,451,744	3.16%

(1)	Based upon 45,925,000 shares of common stock issued and outstanding as of May 13, 2010
(2)	Our officers and directors Jack Dillard and Ronald Ginn hold approximately 25.53% and 4.75% membership interest in Square One Medical, LP.

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

(2)	Based on 45,925,000 shares of common stock issued and outstanding as of May 13, 2010.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since the beginning of the fiscal year preceding the last fiscal year and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which our company was or is a party, or in any proposed transaction to which our company proposes to be a party:

●	any director or officer of our company;

●	any proposed director of officer of our company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

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

	December 31, 2009	December 31, 2008
Audit and Review Fees	$117,173.00	$10,770.00
Audit Related Fees	$0.00	$0.00
Tax Fees	$0.00	$0.00
All Other Fees	$0.00	$0.00

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

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

31.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTUS MEDICAL DEVICES, INC.

Date: May 17, 2010	By:	/s/ John S. Salstrom
John S. Salstrom, Ph.D. Chief Executive Officer, Chief Financial and Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on May 17, 2010.

Name	Title	Date

/s/ John S. Salstrom	Director, Chief Executive Officer and Chief Financial Officer	May 17, 2010

/s/ Jack Dillard	Director and Chief Operating Officer	May 17, 2010

/s/ Ronald Ginn	Director and Chief Marketing Officer	May 17, 2010

/s/ John D. Olinger	Chairman and Chief Intelligence Officer	May 17, 2010

/s/ Michael Sheppard	Director	May 17, 2010