Form 10-Q
period 2010-03-31
PROTECTUS MEDICAL DEVICES, INC.
filed 2010-05-21
CIK 1422128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 21, 2010:  46,022,420 shares of Common Stock.

PROTECTUS MEDICAL DEVICES, INC.

FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4T.	Control and Procedures	29

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	29
Item 1A	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Removed and Reserved	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

SIGNATURE

Item 1. Financial Information

PROTECTUS MEDICAL DEVICES, INC.
(A DEVELOPMENT STAGE COMPANY) AND SUBSIDIARY
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
AND FROM SEPTEMBER 21, 1999 (INCEPTION)
TO MARCH 31, 2010
(UNAUDITED)

Page(s)
Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and
December 31, 2009 (Audited)	1

Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009, and from
September 21, 1999 (inception) to March 31, 2010 (Unaudited)	2

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009, and from
September 21, 1999 (inception) to March 31, 2010 (Unaudited)	3

Notes to the Financial Statements	4-24

i

Protectus Medical Devices, Inc. and Subsidiary
(A development stage company)
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Assets

Current Assets:
Cash	$1,457	$2,163
Total Current Assets	1,457	2,163

Debt issue costs - net	-	-

Total Assets	$1,457	$2,163

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$1,252,002	$1,154,458
Notes payable - net of debt discount	1,038,796	1,038,796
Notes payable - related party	270,000	270,000
Accrued interest payable	342,527	301,651
Derivative liabilities - debt and warrants	276,995	440,874
Total Current Liabilities	3,180,320	3,205,779

Long Term Liabilities:
Convertible notes payable - net of debt discount	183,161	132,168
Total Long Term Liabilities:	183,161	132,168

Total Liabilities	3,363,481	3,337,947

Common stock, $0.0001 par value, 150,000,000 shares authorized,
46,022,420 and 45,887,936 shares issued and outstanding	4,602	4,589
Additional paid in capital	3,662,894	3,582,914
Deficit accumulated during the development stage	(7,029,520)	(6,923,287)
Total Stockholders' Deficit	(3,362,024)	(3,335,784)

Total Liabilities and Stockholders' Deficit	$1,457	$2,163

See accompanying notes to financial statements.

Protectus Medical Devices, Inc. and Subsidiary
(A development stage company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	September 21, 1999 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

Operating expenses
Research and development	$-	$-	$135,069
General and administrative expenses	98,250	46,914	5,210,669
Total operating expenses	98,250	46,914	5,345,738

Loss from operations	(98,250)	(46,914)	(5,345,738)

Other income (expense)
Interest income	-	-	6,033
Other income	-	-	40,000
Interest expense	(141,869)	(32,481)	(1,708,352)
Derivative expense	-	-	(1,181,017)
Change in fair value of derivative financial instrument	133,886	-	1,159,553
Other income (expense) - net	(7,983)	(32,481)	(1,683,783)

Net loss	$(106,233)	$(79,395)	$(7,029,521)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.17)

Weighted Average Number of Common Shares Outstanding	45,958,167	45,000,000	41,305,737

See accompanying notes to financial statements.

Protectus Medical Devices, Inc. and Subsidiary
(A development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	September 21, 1999 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,233)	$(79,395)	$(7,029,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	-	1,250	26,750
Amortization of debt discount	100,993	19,023	1,007,731
Beneficial conversion feature	-	-	0
Derivative expense	-	-	1,181,017
Change in fair value of derivative liability	(133,886)	-	(1,159,553)
Stock based compensation - founders	-	-	7,250
Stock based compensation	-	-	390,750
Stock issued to acquire intellectual property	-	-	47,250
Warrants issued for services - related party	-	-	924,784
Warrants issued for loan extension fee	-	-	527,280
Warrants issued for services	-	-	234,158
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts payable and accrued expenses	97,544	34,842	1,252,002
Accrued interest payable	40,876	24,209	342,527
Net Cash Used in Operating Activities	(706)	(71)	(2,247,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	1,043,297
Proceeds from notes payable - related party	-	-	270,000
Proceeds from issuance of convertible debt	-	-	672,485
Payment of debt issuance costs in cash	-	-	(26,750)
Proceeds from issuance of stock	-	-	320,500
Cash paid as direct offering costs	-	-	(30,000)
Proceeds from exercise of warrant - related party	-	-	4,000
Repayment of note	-	-	(4,500)
Net Cash Provided By Financing Activities	-	-	2,249,032

Net Increase (Decrease) in Cash	(706)	(71)	1,457

Cash and Cash Equivalents - Beginning of Year/Period	2,163	692	-

Cash and Cash Equivalents - End of Year/Period	$1,457	$621	$1,457

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount on derivative liability	$-	$-	$672,485
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$731,302
Conversion of debt to equity	$50,000	$-	$150,000
Reclassification of derivative liability to additional paid in capital	$29,993	$-	$466,954

See accompanying notes to financial statements.

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 1 Basis of Presentation

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2009 and 2008.  The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations

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

Reverse Acquisition and Recapitalization and Share Purchase Agreement

On June 25, 2009, E-18, a then public shell corporation, merged with Protectus and Protectus became the surviving corporation, in a transaction treated as a reverse acquisition corp., E-18 did not have any operations and majority-voting control was transferred to Protectus. The transaction required a recapitalization of Protectus. Since Protectus acquired a controlling voting interest, it was deemed the accounting acquirer, while E-18 was deemed the legal acquirer. The historical financial statements of the Company are those of Protectus, and of the consolidated entities from the date of merger and subsequent. Since the transaction is considered a reverse acquisition and recapitalization, accounting guidance does not apply for purposes of presenting pro-forma financial information.

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

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 3 Summary of Significant Accounting Policies

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

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.  See Note 4 regarding going concern uncertainty.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2010 and December 31, 2009, respectively.

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
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

The computation of basic and diluted loss per share for the three months ended March 31, 2010 and 2009 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period:

	March 31, 2010	March 31, 2009
Convertible notes	1,476,672	-

Stock options	2,027,614	2,027,614

Stock warrants	10,538,606	9,591,776

Total common stock equivalents	14,042,892	11,619,390

In connection with the 4 for 1 forward split in 2008, and the reverse merger/recapitalization in June 2009, all share and per share amounts have been retroactively restated.

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

Note 4 Going Concern and Liquidity

As reflected in the accompanying financial statements, the Company has a net loss of $106,233 and net cash used in operations of $706 for the three months ended March 31, 2010; a working capital deficit of $3,178,863, and has and a stockholders’ deficit of $3,362,024 at March 31, 2010.

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

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

Note 5 Debt, Debt Discount and Debt Issue Costs

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

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

(F)	Convertible Debt and Derivative Liability

During the period from April – June 2009, the Company issued convertible debt totaling $437,973, due three years from the issuance date.  The notes bear interest at 10% and are unsecured. These notes can convert at $0.30 (equivalent shares of 1,480,139).  These note holders also received 1,480,139 warrants.  The warrants are convertible at $0.30, and expire April – June 2011.  On October 14, 2009, two debt holders converted aggregate principal of $100,000 into 337,936 shares of common stock.  On February 12, 2010, one debt holder converted $25,000 into 84,484 shares of common stock.  Equivalent shares of common stock available upon conversion of debt and warrants are 1,057,699 shares and 1,480,139, respectively.

During the period from July – December 2009, the Company issued convertible debt totaling $234,512, due three years from the issuance date. The notes bear interest at 10% and are unsecured. These notes can convert at $0.50 (equivalent shares of 469,024).  These note holders also received 469,024 warrants convertible at $0.50/share, expiring April – December 2011.  On February 12, 2010, one debt holder converted aggregate principal of $25,000 into 50,000 shares of common stock.  Equivalent shares of common stock available upon conversion of debt and warrants are 419,024 shares and 469,024, respectively.

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

Fair value at the commitment date for convertible notes and warrants issued during 2009	$1,699,654
Reclassification of derivative liability to additional paid in capital in connection with debt conversion	(233,113)
Fair value mark to market adjustment at December 31, 2009	(1,025,667)
Derivative liability balance at December 31, 2009	440,874
Fair value mark to market adjustment at March 31, 2010	(133,886)
Reclassification of derivative liability to additional paid in capital in connection with debt conversion	(29,993)
Derivative liability balance at March 31, 2010	$276,995

The Company recorded the derivative liability to debt discount to the extent of the face amount of the notes and expensed immediately the remaining value of the derivative as it exceeded the face amount of the note.  The Company recorded a debt discount of $672,485. The Company recorded a derivative expense for the year ended December 31, 2009.

The Company measured the fair value of the conversion features and warrants using a Black-Scholes valuation model based upon the following management assumptions on the commitment date:

Expected dividends	0%
Expected volatility	150%
Expected term: conversion feature	2.0
Expected term: warrants	2.0
Risk free interest rate	2.00%

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Mark to Market

At March 31, 2010, the Company remeasured the conversion features and recorded a fair value adjustment of $158,056.  The following management assumptions were considered:

Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	1.02%
Expected life of conversion features in years	1.13 – 1.69
Expected life of warrants in years	1.01 – 1.69

(G)	Summary

The following is a summary of all debt raised and debt discount for the period from September 21, 1999 (inception) to March 31, 2010.

Proceeds
1999	$-
2000	-
2001	170,000
2002	-
2003	9,000
2004	500,000
2005	99,796
2006	50,000
2007	180,000
2008	299,500
2009	672,485
March 31, 2010	-
Total	$1,980,781

The above table includes a total of $270,000 in related party notes.

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

The following is a summary of all debt issue costs paid for the period from September 21, 1999 (inception) to March 31, 2010.

Year ended December 31,	Payments
1999	$-
2000	-
2001	-
2002	-
2003	-
2004	-
2005	7,500
2006	-
2007	18,000
2008	1,250
Total	$26,750

All debt issue costs have been fully amortized

Note 6 Fair Value

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

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the period ended March 31, 2010 and the year ended December 31, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at March 31, 2010
Derivative Liabilities	$-	$276,995	$-	$276,995
Total	$-	$276,995	$-	$276,995
	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009
Derivative Liabilities	$-	$440,874	$-	$440,874
Total	$-	$440,874	$-	$440,874

Note 7 Accrued Payroll Tax Liabilities

For several years prior to becoming a public Company, the Company inappropriately paid its employees and officers as subcontractors without proper tax withholdings. The Company has prepared payroll tax filings to correct the matter with the IRS and state taxing authorities. The Company has accrued an estimate for the payroll tax liabilities and related penalties and interest. The Company plans to file the appropriate tax filings and resolve the liabilities with the taxing authorities in the near term.  The accrued payroll taxes and related penalties and interest were estimated at $591,039 and $585,391 at March 31, 2010 and December 31, 2009, respectively. This amount is included in accounts payable and accrued expenses on the accompanying balance sheet. To the extent this estimate is insufficient, additional accruals may be required in future periods.

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 8 Stockholders’ Deficit

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

In 2010, the Company issued 134,484 shares of common stock, in connection with the conversion of debt, having a fair value of $50,000 ($0.30 – $0.50 /share). There was no gain or loss on conversion.

(B)	Warrants Issued for Services and Loan Extension Fee

In 1999, the Company issued 1,351,744 warrants to a member of management having a fair value of $99,832.  The warrants had an exercise price of $0.003/share, and were exercised in October 2004 (see above).

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	5 years
Risk free interest rate	6.13%

In 2001, the Company issued 337,936 warrants to a member of management, and 506,904 warrants to third parties having a fair value of $778.  The warrants had an exercise price of $0.24/share, and expired in 2007.

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

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	10 years
Risk free interest rate	3.64%

In 2009, the Company issued 1,000,000 warrants to a consultant, having a fair value of $233,380.  The warrants have an exercise price of $0.35/share, and expire in 2014.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	150%
Expected term	5 years
Risk free interest rate	2.30%

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Balance - December 31, 2008	8,594,865	$0.41
Granted	3,946,004	$0.33
Exercised	-	$-
Forfeited/Cancelled	(1,889,054)	$-
Outstanding – December 31, 2009	10,651,815	$0.40
Exercisable – December 31, 2009	10,651,815	$0.40
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(113,209)	$0.44
Outstanding – March 31, 2010	10,538,606	$0.40
Exercisable – March 31, 2010	10,538,606	$0.40

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable
$0.30 - $0.50	10,538,606	4.90 years	$0.30 - $0.50	10,538,606

At December 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

At March 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

(D)	Options

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

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

The Company determined the fair value of these options, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	3 years
Risk free interest rate	1.54%

The following is a summary of the Company’s options activity:

	Options	Weighted Average Exercise Price	Weighted Average Life
Balance - December 31, 2008	2,027,614	$0.33	1.84 years
Granted	150,000	$0.22
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2009	2,177,614	$0.32	0.97 years
Exercisable – December 31, 2009	2,027,614	$0.33	0.84 years
Granted	-	$0.22
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2010	2,177,614	$0.32	0.72 years
Exercisable – March 31, 2010	2,027,614	$0.33	0.59 years

At December 31, 2009, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

At March 31, 2010, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

Note 9 Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Contingencies

See Note 5 (c) regarding a contingency related to a production bonus that may be due to certain notcholders.

See Note 7 regarding a contingency related to accrued payroll tax liabilities.

In 2006, the Company accrued a liability of $200,000 in relation to a settlement. The Company is in default under the terms of the settlement, however, the Company believes that the likelihood of a lawsuit is remote.

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

Protectus Medical Devices, Inc.
(A Development Stage Company) and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 10 Subsequent Events

On April 15, 2010, the Company executed a note for $150,000, of which $100,000 in proceeds has already been received.  The note bears interest at 12%, is unsecured and is due on August 6, 2010.  The debt holder also received 750,000 warrants, in connection with the issuance of this conventional debt, having a fair value of $94,339. The fair value of these warrants has been recorded as a debt discount, and will be amortized over the life of the debt.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	150%
Expected term	2 years
Risk free interest rate	1.04%

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

COMPANY OVERVIEW

We were incorporated in the State of Delaware on June 28, 2007 under the name “E-18 Corp.”  At our inception, our business plan was to distribute and sell biodiesel home processors. Our primary business was to sell biodiesel home processors to farm communities and to non-commercial diesel machine operators in Israel, in particular, to automotive based consumers. We were unable to raise the necessary capital to continue with this venture.

We entered into a share exchange agreement (the “Share Exchange Agreement”) with SquareOne Medical, Inc. (“SquareOne”), a Nevada company, and the shareholders of SquareOne (the “SquareOne Shareholders”) on June 25, 2009 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Share Exchange Agreement, we acquired all of the issued and outstanding common stock of SquareOne from the SquareOne Shareholders. In exchange, we issued to the SquareOne Shareholders, their designees or assigns, 35,000,000 shares of our common stock. In addition, at the Closing Date, Hadas Yaron and Yosef Itamar Krytman, our former officers and directors, and Avraham Yoel Zeitlin, our principal shareholder, cancelled a total number of 15,000,000 shares of our Common Stock. As a result of the cancellation, the 35,000,000 shares represent approximately 77.78% of our common stock issued and outstanding after the closing of the share exchange transaction contemplated under the Share Exchange Agreement (the “Share Transaction”).  As a result of the closing of the Share Exchange, SquareQne became our wholly-owned subsidiary. Operating through SquareOne, we are engaged in developing and marketing of SquareOne Safety Syringe that can potentially reduce accidental needlestick injuries.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2010 AS COMPARED TO THE QUARTER ENDED MARCH 31, 2009

Our general administrative expenses during the first quarter of 2010 increased as compared to the first quarter of 2009 by approximately 110% to $98,250 from $46,914. The major contributing factors were increased officer compensation and increased legal fees.

Our interest expense during the first quarter of 2010 was $141,869 as compared to the first quarter of 2009 interest expense of $32,481. This increase was a result of issuing additional debt obligations as well as an increase in amortized debt discount, which is reported as interest expense.

The change in fair value of derivative financial instruments during the first quarter of 2010 was $133,886 as compared to the first quarter of 2009 of $0. This was a result of the quarterly mark to market adjustment on derivative instruments that were issued during 2009.

PLAN OF OPERATIONS

Below are the milestones (on a quarterly basis, post-merger) that we anticipate making by the end of 2010 in furtherance of our business plan.

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

Liquidity and Capital Resources

We are a development stage company.   As of March 31, 2010, we have incurred an accumulated net loss of $7,029,520. At March 31, 2010, we had cash and cash equivalents of $1,457.   Our independent auditor has raised concern about our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock, as well as seeking financing from third parties.

			21-Sep-1999 (Inception) to March 31,

	Three Months Ended
	March 31,	March 31,
	2010	2009	2010
Net Cash Used In Operating Activities	$(706)	$(71)	$(2,247,575)

Net Cash Provided by Financing Activities			2,249,032
	(706)	(71)	1,457
Net Increase / (Decrease) in Cash

Cash, Beginning of Period	2,163	692	--

Cash, End of Period	$1,457	$621	$1,457

Critical Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include debt funding; equity based financing, and further implementation of the business plan. The Company will look to obtain additional debt and/or equity related funding opportunities.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.  See Note 4 regarding going concern uncertainty.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2010 and December 31, 2009, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

(a) Disclosure controls and procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2010.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ending March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

OUR AUDITOR RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.  IF WE CANNOT RECEIVE ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO SUSTAIN OUR EXISTENCE.

We had a net loss of $106,233 and net cash used in operations of $706 for the three months ended March 31, 2010; a working capital deficit of $3,178.863, and had a stockholders’ deficit of $3,362,024 at March 31, 2010. As a result, our auditor raised substantial doubt about our ability to continue as a going concern.

We believe that our current available cash along with anticipated revenues may be insufficient to meet our cash needs for the near future. We are in default on many of our term debt obligations, and have other notes that are due on demand, yet remain outstanding. We need additional financings to sustain our existence. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all,

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

We have a relatively limited operating history. Such limited operating history and the unpredictability of new product acceptance within our industry make it difficult for investors to evaluate our businesses and future operating results. An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

WE NEED ADDITIONAL FINANCING TO IMPLEMENT OUR BUSINESS PLAN.

To undertake the full commercialization program for the SquareOne Safety Syringe in a manner that not only introduces this device to healthcare workers across the U.S., but also allows us to move aggressively and decisively into the marketplace to establish brand name in the safety syringe market will need additional financing. We will need substantial additional funds to:

·	effectuate our business plan and develop our product line;
·	file, prosecute, defend and enforce our intellectual property rights; and
·	produce and market our products.

There are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives, or overhead expenditures to the extent necessary. The failure to fund our capital requirements could have a material adverse effect on our business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing could result in additional dilution to our stockholders and the incurrence of indebtedness would result in increased debt service obligations that could result in operating and financing covenants that would restrict our operations.

OUR PRODUCTS ARE SUBJECT TO THE CHANGING APPLICABLE LAWS AND REGULATIONS.

Our business is particularly subject to changing federal and state laws and regulations on safety syringes.  Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes.  If we fail to adjust our products in response to the changing requirements, our products may be prohibited from sales and marketing in the U.S. market, which could have a material adverse effect on our sales and earnings.

WE MAY ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND FAILURE TO COMPETE EFFECTIVELY MAY ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE.

We believe that existing and new competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

 Important factors affecting our ability to compete successfully include:

•	sale and marketing promotions;
•	rapid and effective development of new, unique technique
•	branded name advertising; and
•	pricing

In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

WE RELY ON THE SERVICES OF CERTAIN KEY PERSONNEL.

Our business relies on the efforts and talents of our President and Chief Executive Officer John S. Salstrom, Ph.D. and our Chief Operating Officer, Jack Dillard. The loss of their services could adversely affect the operations of our business. We have not entered into employment agreements with them. The loss of their services for any reason could have a very negative impact on our ability to fulfill on our business plan.

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL TO SUPPORT OUR GROWTH AND IF WE ARE UNABLE TO RETAIN OR HIRE SUCH PERSONNEL IN THE FUTURE, OUR ABILITY TO IMPROVE OUR PRODUCTS AND IMPLEMENT OUR BUSINESS OBJECTIVES COULD BE ADVERSELY AFFECTED.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

PRODUCT LIABILITY CLAIMS AGAINST US COULD RESULT IN ADVERSE PUBLICITY AND POTENTIALLY SIGNIFICANT MONETARY DAMAGES.

As with other companies in this line of business, we are also exposed to risks associated with product liability claims if the use of our products results in injury or illness. We cannot predict what impact such product liability claims or resulting negative publicity would have on our business or on our brand image. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses, although we do carry product liability insurance for potential product liability claims.   Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties.

WE RELY PRIMARILY ON THIRD-PARTY MANUFACTURERS AND DISTRIBUTORS, AND THIS COULD AFFECT OUR ABILITY TO EFFICIENTLY AND PROFITABLY MANUFACTURE, DISTRIBUTE AND MARKET OUR PRODUCTS, MAINTAIN OUR EXISTING MARKETS AND EXPAND OUR BUSINESS INTO OTHER GEOGRAPHIC MARKETS.

We do not plan to sell our products directly to our end customers. Instead, we plan to primarily rely on third-party distributors for the sale and distribution of our products. To the extent that our distributors are distracted from selling our products or do not expend sufficient efforts in managing and selling our products, our sales will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include: (i) the level of demand for our brand and products in a particular distribution area; (ii) our ability to price our products at levels competitive with those offered by competing products and (iii) our ability to deliver products in the quantity and at the time ordered by distributors.

There can be no assurance that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Furthermore, shortage of adequate working capital may make it impossible for us to do so. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to maintain and expand our market, which will likely adversely affect our revenues and financial results.

OUR FUTURE SUCCESS RELIES UPON OUR PATENTED PRODUCT. THERE IS NO ASSURANCE THAT WE WILL HAVE THE RESOURCES TO ENFORCE THE PATENTS THROUGH LITIGATION OR OTHERWISE. THE LOSS OF EXCLUSIVE RIGHT TO OUR DEVICE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We believe that our business does not infringe upon the valid proprietary rights of others, but there can be no assurance that third parties will not assert infringement claims against us. If infringement claims are brought against us, there can be no assurance that we will have the financial resources to defend against such claims or prevent an adverse judgment against us. In the event of an unfavorable ruling on any such claim, there can be no assurance that a license or similar agreement to utilize the intellectual property rights in question relied upon by us in the conduct of our business will be available to us on reasonable terms, if at all. In the event of an unfavorable ruling on any such claim, there can be no assurance that a license or similar agreement to utilize the intellectual property rights in question relied upon by us in the conduct of our business will be available to us on reasonable terms, if at all.

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

 The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Risks Related to Our Common Stock

OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one's order entry.

OUR COMMON STOCK IS THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASKING PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

Currently our Common Stock is quoted in the OTC Bulletin Board market and the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges and our Common Stock is subject to abuses, volatility and shorting. Thus there is currently no broadly followed and established trading market for our Common Stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our Common Stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our Common Stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our Common Stock and as a result, the market value of our Common Stock likely would decline.

OUR COMMON STOCK IS SUBJECT TO PRICE VOLATILITY UNRELATED TO OUR OPERATIONS.

The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

OUR COMMON STOCK ARE CLASSIFIED AS A “PENNY STOCK” AS THAT TERM IS GENERALLY DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934 TO MEAN EQUITY SECURITIES WITH A PRICE OF LESS THAN $5.00. OUR COMMON STOCK WILL BE SUBJECT TO RULES THAT IMPOSE SALES PRACTICE AND DISCLOSURE REQUIREMENTS ON BROKER-DEALERS WHO ENGAGE IN CERTAIN TRANSACTIONS INVOLVING A PENNY STOCK.

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our Common Stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

      the§ basis on which the broker or dealer made the suitability determination, and that§ the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our Common Stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2010, we issued a total of 134,484 shares of our common stock upon the conversion of two convertible debentures by their respective holders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved

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

PROTECTUS MEDICAL DEVICES, INC.

Date: May 21, 2010	By:	/s/ John S. Salstrom
John S. Salstrom Chief Executive Officer, Chief Financial and Accounting Officer