Form 10-Q
period 2010-06-30
PROTECTUS MEDICAL DEVICES, INC.
filed 2010-08-23
CIK 1422128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

PROTECTUS MEDICAL DEVICES, INC.
 (Exact name of registrant as specified in its Charter)

Delaware	000-53100	98-0541881
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

110 First Avenue NE, Suite #1006
Minneapolis, MN  55413
(Address of Principal Executive Offices)
 _______________

612-379-3975
(Registrant's Telephone number)
_______________

 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 20, 2010:  45,925,000 shares of Common Stock.

PROTECTUS MEDICAL DEVICES, INC.

FORM 10-Q
June 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4T.	Controls and Procedures	30

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	31
Item 1A	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Removed and Reserved	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

SIGNATURE

i

Item 1. Financial Information

PROTECTUS MEDICAL DEVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND FROM SEPTEMBER 21, 1999 (INCEPTION)
TO JUNE 30, 2010
(UNAUDITED)

Page(s)
Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and
December 31, 2009 (Audited)	1

Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009, and from
September 21, 1999 (inception) to June 30, 2010 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009, and from
September 21, 1999 (inception) to June 30, 2010 (Unaudited)	3

Notes to the Condensed Consolidated Financial Statements	4-25

  ii

Protectus Medical Devices, Inc. and Subsidiary
(A development stage company)
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Assets

Current Assets:
Cash	$-	$2,163
Prepaid assets	33,000	-
Total Current Assets	33,000	2,163

Total Assets	$33,000	$2,163

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$1,325,788	$1,154,458
Notes payable - net of discounts	1,179,125	983,796
Convertible notes payable	55,000	55,000
Notes payable - related party	270,000	270,000
Accrued interest payable	383,592	301,651
Derivative liabilities	471,833	440,874
Total Current Liabilities	3,685,338	3,205,779

Long Term Liabilities:
Convertible notes payable - net of discounts	215,479	132,168
Total Long Term Liabilities:	215,479	132,168

Total Liabilities	3,900,817	3,337,947

Common stock, $0.0001 par value, 150,000,000 shares authorized,
45,925,000 and 45,887,936 shares issued and outstanding	4,593	4,589
Additional paid in capital	3,886,556	3,582,914
Deficit accumulated during the development stage	(7,758,966)	(6,923,287)
Total Stockholders' Deficit	(3,867,817)	(3,335,784)

Total Liabilities and Stockholders' Deficit	$33,000	$2,163

See accompanying notes to the condensed consolidated financial statements.

Protectus Medical Devices, Inc. and Subsidiary
(A development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	September 21, 1999 (inception) to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
		(Restated)		(Restated)
Operating expenses
Research and development	$-	$-	$-	$-	$135,069
General and administrative expenses	321,505	201,473	419,754	248,387	5,532,169
Total operating expenses	321,505	201,473	419,754	248,387	5,667,238

Loss from operations	(321,505)	(201,473)	(419,754)	(248,387)	(5,667,238)

Other income (expense)
Interest income	-	-	-	-	6,033
Other income	-	-	-	-	40,000
Interest expense	(213,103)	(245,851)	(354,973)	(278,332)	(1,921,459)
Derivative expense	-	(575,909)	-	(575,909)	(1,181,017)
Derivative gain/(loss)	(194,838)	-	(60,952)	-	964,715
Other income (expense) - net	(407,941)	(821,760)	(415,925)	(854,241)	(2,091,728)

Net loss	$(729,446)	$(1,023,233)	$(835,679)	$(1,102,628)	$(7,758,966)

Net Loss per Common Share - Basic and Diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding	46,131,804	45,000,000	45,990,471	45,000,000

See accompanying notes to the condensed consolidated financial statements.

Protectus Medical Devices, Inc. and Subsidiary
(A development stage company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended	September 21, 1999 (inception) to
	June 30, 2010	June 30, 2009	June 30, 2010
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(835,679)	$(1,102,628)	$(7,758,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	-	2,500	26,750
Amortization of debt discount	148,640	209,914	1,055,378
	-	-	0
Derivative expense	-	575,909	1,181,017
Derivative (gain)/loss	60,952	-	(964,715)
Stock based compensation - founders	-	-	7,250
Stock based compensation	68,177	-	458,927
Stock issued to acquire intellectual property	-	-	47,250
Warrants issued for services - related party	-	-	924,784
Warrants issued for loan extension fee	-	-	527,280
Warrants issued for services	-	-	234,158
Warrant issued in connection with notes payable	122,476	-	122,476
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	171,330	99,401	1,325,788
Accrued interest payable	81,941	65,918	383,592
Net Cash Used in Operating Activities	(182,163)	(148,986)	(2,429,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to officers	-	(49,500)	-
Net Cash Used in Investing Activities	-	(49,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	180,000	457,637	1,223,296
Proceeds from notes payable - related party	-	-	270,000
Proceeds from issuance of convertible debt	-	-	672,485
Payment of debt issuance costs in cash	-	-	(26,750)
Proceeds from issuance of stock	-	-	320,500
Cash paid as direct offering costs	-	-	(30,000)
Proceeds from exercise of warrant - related party	-	-	4,000
Repayment of note	-	-	(4,500)
Net Cash Provided By Financing Activities	180,000	457,637	2,429,031

Net Increase (Decrease) in Cash	(2,163)	259,151	-

Cash - Beginning of Period	2,163	692	-

Cash - End of Period	$-	$259,843	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount on derivative liability	$-	$-	$672,485
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$731,302
Conversion of debt to equity	$50,000	$-	$150,000
Reclassification of derivative liability to additional paid in capital	$29,993	$-	$466,954
Warrants issued - securities	$33,000	$-	$33,000

See accompanying notes to the condensed consolidated financial statements.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited consolidated financial statements and notes thereto for the year ended December 31, 2009.

Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations

Nature of operations

Protectus Medical Devices, Inc. (the “Company) (“Protectus”) was incorporated in the State of Delaware on June 28, 2007 as E-18 Corp. (“E-18”) and is a development stage company.  On June 25, 2009 the Company entered into a share exchange agreement with SquareOne Medical, Inc., incorporated in Nevada on September 21, 1999, resulting in a change of control.

Reverse Acquisition and Recapitalization and Share Purchase Agreement

On June 25, 2009, E-18, a then public shell corporation, merged with Square One Medical, Inc. and Square One Medical, Inc. became the surviving corporation, in a transaction treated as a reverse acquisition. E-18 did not have any operations and majority-voting control was transferred to Square One Medical, Inc.. The transaction required a recapitalization of Square One Medical, Inc.. Since Square One Medical, Inc. acquired a controlling voting interest, it was deemed the accounting acquirer, while E-18 was deemed the legal acquirer. The historical financial statements of the Company are those of Square One Medical, Inc., and of the consolidated entities from the date of merger and subsequent. On June 26, 2009 the shareholders also agreed to change the Company’s name to Protectus Medical Devices, Inc. Since the transaction is considered a reverse acquisition and recapitalization, accounting guidance does not apply for purposes of presenting pro-forma financial information.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at both June 30, 2010 and December 31, 2009.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Debt Issuance Costs and Debt Discounts

The Company has paid debt issuance costs, and recorded debt discounts in connection with raising funds through the issuance of debt.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts are immediately expensed.

Original Issue Discount

For certain debt issued in 2010 and 2008, the Company provided debt holders with an original issue discount.  The original issue discount was recorded to debt discount reducing the face amount of the note and was amortized to interest expense immediately, since the underlying term of these debt instruments were due on demand.

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

The Company assesses classification of our common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Prior to being a public company, share-based payment awards issued to non-employees for services rendered were recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever was more readily determinable. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment date.  The expense resulting from share-based payments are recorded as a component of general and administrative expense.

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

The computation of basic and diluted loss per share for the three and six months ended June 30, 2010 and 2009 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period:

	June 30, 2010	June 30, 2009
Convertible notes	2,612,425	2,189,865
Stock options	2,027,614	2,027,614
Stock warrants	12,701,868	11,781,641
Total common stock equivalents	17,341,907	15,999,120

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

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

In April 2010, FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition. ("ASU 2010-17"). ASU 2010-17 codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, “Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its results of operations or financial condition.

Note 4 Going Concern and Liquidity

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $835,679, net cash used in operations of $182,163 for the six months ended June 30, 2010, a working capital deficit of $3,652,338, and has a stockholders’ deficit of $3,867,817 at June 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these issues, management has taken the following actions:

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

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

In April 2003, the Company executed a note for $9,000. The note is non-interest bearing, unsecured and due on demand.

In June 2005, the Company executed a note for $49,796. The note bears interest at 8%, is unsecured and due on demand.

In October 2005, the Company executed a note for $50,000. The note is non-interest bearing, unsecured and due on demand. In connection with raising these funds, the Company paid $7,500 in debt issue costs.

In June 2006, the Company executed a note for $50,000 with a member of management. The note bears interest at 8%, is unsecured and due on demand.

In December 2008, the Company executed a note for $4,500. The note was non-interest bearing, unsecured and due on demand. The note was repaid in April 2009.

(C)	Exchangeable Debt

In September 2004, the Company executed notes totaling $500,000, of which $100,000 was to a member of management.  These notes bear interest at 7%, are unsecured and were due December 31, 2009.  The debt holders also received an aggregate 1,689,680 warrants.  The warrants are exercisable at $0.20 share.  The warrants expire on December 31, 2009.  The Company determined that these warrants should be valued at fair value and a related debt discount should be computed.  The Company computed a fair value of $149,801 for the warrants.  Fair value was based upon the following:

Expected dividends	0%
Expected volatility	286%
Expected term: conversion feature	5 years
Risk free interest rate	3.33%

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

The note holders were able to convert the unpaid principal and accrued interest into the purchase of the shares under warrants.  The Company has not repaid these notes on the maturity date, and expects to receive a default notice from these note holders.

The note holders are also entitled to a production bonus from product sales up to $1.25 per each dollar invested. There have been no sales since inception and no accrual for the production bonus.

In connection with the sale of these debt instruments the Company was required to pay $40,000 in placement agent fees.  These fees are in dispute, however, they have been accrued as a component of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

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

During 2008, the Company executed notes totaling $295,000, of which $120,000 was to related parties.  These notes have a face amount of $147,500, however, the note holder was entitled to principal repayment equal to twice the investment made.  The additional $147,500 was recorded as interest expense on the date of execution since there was no term for the underlying debt.  All notes are due on demand.  These notes are non-interest bearing, and are unsecured. In connection with raising these funds, the Company paid $1,250 in debt issue costs.

In March 2009, these debt holders also received an aggregate 996,911 warrants.  The warrants are exercisable at $0.30/share.  The warrants expire in 2014.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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

On April 15, 2010, the Company executed an Original Issue Discount note for $172,500 and received net proceeds of $150,000.  The Company recorded amortization of original issue discount of $15,329 during the six-months ended June 30, 2010. Unamortized original issue discount totaled 87,171 at June 30, 2010. The note bears interest at 12%, is unsecured and was due on August 6, 2010 and is therefore in default.

The debt holder also received 750,000 warrants in connection with the issuance of this conventional debt, having a fair value of $122,476. The warrants have an exercise price $0.20. As a result of the issuance of these warrants on April 15, 2010, the Company’s debt holders that have anti-dilution provisions in the form of a ratchet provision, had their exercise prices adjusted to $0.20 for any convertible debt and warrants that were outstanding at the time of this issuance. The notes specifically affected were the convertible debt issued in 2009 as discussed in 5(F) below.

The fair value of these warrants has been recorded as interest expense.  The Company has determined that under ASC 470, since the debt was not convertible, that both the note and warrants are financial instruments that would be accounted for separately.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	150%
Expected term	5 years
Risk free interest rate	1.04%

On June 29, 2010, the Company executed an Original Issue Discount note for $34,500 and received net proceeds of $30,000.  The note bears interest at 12%, is unsecured and is due on September 28, 2010.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

(F)	Convertible Debt and Derivative Liabilities

See Note 5(E) which discusses ratchet provision associated with warrants issued on April 15, 2010.  The convertible notes issued in 2009 are all subject to the ratchet provision and the current exercise price has been adjusted to $0.20/share.

During the period from April – June 2009, the Company issued convertible debt totaling $437,973, due three years from the issuance date.  The notes bear interest at 10% and are unsecured. These notes can convert at $0.20 (equivalent shares of 2,189,865).  These note holders also received 2,189,865 warrants.  The warrants are convertible at $0.20, and expire April – June 2014.  On October 14, 2009, two debt holders converted aggregate principal of $100,000 into 337,936 shares of common stock.  On February 12, 2010, one debt holder converted $25,000 into 84,484 shares of common stock.

During the period from July – December 2009, the Company issued convertible debt totaling $234,512, due three years from the issuance date. The notes bear interest at 10% and are unsecured. These notes can convert at $0.20 (equivalent shares of 1,172,560).  These note holders also received 1,172,560 warrants convertible at $0.20/share, expiring April – December 2014.  On February 12, 2010, one debt holder converted aggregate principal of $25,000 into 50,000 shares of common stock.

As a result of the convertible debt issued in 2009, the following is a summary of all activity:

Face amount - Gross	$672,485
Conversions - 2009	(100,000)
Conversions - 2010	(50,000)
Face amount – June 30, 2010	522,485
Unamortized debt discount – June 30, 2010	(307,006)
$215,479

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Fair value at the commitment date for convertible notes and warrants issued during 2009	$1,699,654
Reclassification of derivative liability to additional paid in capital in connection with debt conversion	(233,113)
Fair value mark to market adjustment at December 31, 2009	(1,025,667)
Derivative liability balance at December 31, 2009	440,874
Fair value mark to market adjustment at June 30, 2010	60,952
Reclassification of derivative liability to additional paid in capital in connection with debt conversion	(29,993)
Derivative liability balance at June 30, 2010	$471,833

The Company recorded the derivative liability to debt discount to the extent of the face amount of $672,485 of the notes and expensed immediately the remaining value of the derivative of $1,027,169 as it exceeded the face amount of the note.  The Company has recorded a debt discount of $672,485, which is equivalent to the face amount of the convertible notes issued in 2009. The Company recorded amortization of this debt discount totaling $133,311 for the six months ended June 30, 2010. Unamortized debt discount totaled $307,006 at June 30, 2010.

The Company measured the fair value of the conversion features and warrants using a Black-Scholes valuation model based upon the following management assumptions on the commitment date:

Expected dividends	0%
Expected volatility	150%
Expected term: conversion feature	3 years
Expected term: warrants	5 years
Risk free interest rate	2.00%

Mark to Market

At June 30, 2010, the Company remeasured the conversion features and recorded a fair value adjustment of $60,952.  The following management assumptions were considered:

Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	1.00 - 1.79%
Expected life of conversion features in years	1.76 – 2.44 years
Expected life of warrants in years	3.76 – 4.44 years

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

(G)	Summary

The following is a summary of all cash received from debt less payments and discounts for the period from September 21, 1999 (inception) to June 30, 2010.

Proceeds

2001 (including $5,000 of accrued interest reclassed to debt)	$175,000
2003	9,000
2004	500,000
2005	99,796
2006	50,000
2007	180,000
2008 (including $147,000 original issue discount)	299,500
2009	672,485
June 30, 2010 (including $22,500 original issue discount)	202,500
2,188,281
2009 repayments	(4,500)
2009 conversions	(100,000)
2010 conversions	(50,000)
Notes payable at June 30, 2010	2,033,781
Unamortized original issue discounts at June 30, 2010	(7,171)
Unamortized debt discounts at June 30, 2010	(307,006)
Notes payable, net at June 30, 2010	$1,719,604

The above table includes a total of $270,000 in related party notes.

The following is a summary of all debt issue costs paid for the period from September 21, 1999 (inception) to June 30, 2010.

Year ended December 31,	Payments

2005	$7,500
2007	18,000
2008	1,250
Total	$26,750

All debt issue costs have been fully amortized

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Note 6 Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

		June 30, 2010	December 31, 2009
Derivative liabilities	Level 3	$471,833	$440,874

The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the three and six months ended June 30, 2010:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Balance – beginning of period	$276,995	$440,874
Fair of value of new derivative liabilities on commitment date	-	-
Reclassification to additional paid in capital for items ceasing to maintain characteristics of a derivative liability	-	(29,993)
Derivative loss	194,838	60,952
Balance – end of period	$471,833	$471,833

Note 7 Accrued Payroll Tax Liabilities

For several years prior to becoming a public company, the Company inappropriately paid its employees and officers as subcontractors without proper tax withholdings. The Company has prepared payroll tax filings to correct the matter with the IRS and state taxing authorities. The Company has accrued an estimate for the payroll tax liabilities and related penalties and interest. The Company plans to file the appropriate tax filings and resolve the liabilities with the taxing authorities in the near term.  The accrued payroll taxes and related penalties and interest were estimated at $591,039 and $585,391 at June 30, 2010 and December 31, 2009, respectively. This amount is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. To the extent this estimate is insufficient, additional accruals may be required in future periods.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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

On June 1, 2010, the Company authorized the issuance of 300,000 shares of Common Stock, having a value of $30,000.00, to a director for services rendered. The stock has not been issued.

On June 1, 2010, the Company authorized the issuance of 32,895 shares of Common Stock, having a value of $3,750.00, to an outside service provider for services rendered. The stock has not been issued.

On June 28, 2010, the Company authorized the issuance of 300,000 shares of Common Stock, having a value of $39,000.00, to an outside service provider for services rendered. The stock has not been issued.

(B)	Warrants Issued for Services and Loan Extension Fee

In 1999, the Company issued 1,351,744 warrants to a member of management having a fair value of $99,832.  The warrants had an exercise price of $0.003/share, and were exercised in October 2004 (see above).

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

In 2006, the Company issued 199,378 warrants as a loan extension fee, having a fair value of $29,136.  The terms of the loan were not changed in connection with granting these warrants. These warrants had an exercise price of $0.44/share, and expire in 2009.

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

In 2008, the Company issued 199,378 warrants as a loan extension fee, having a fair value of $469,018.  The terms of the loan were not changed in connection with granting these warrants. These warrants have an exercise price of $0.44/share, and expire in 2011.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	3 years
Risk free interest rate	1.00%

In 2008, the Company issued 337,936 warrants to a member of management having a fair value of $50,000.  The warrants have an exercise price of $0.44/share, and expire in 2018.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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

In 2010, the Company issued 750,000 warrants in connection with traditional debt financing, having a fair value of $122,476.  The warrants have an exercise price of $0.20/share, and expire in 2015.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	150%
Expected term	5 years
Risk free interest rate	2.57%

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Balance - December 31, 2008	8,594,865	$0.41
Granted	3,946,004	$0.33
Exercised	-	$-
Forfeited/Cancelled	(1,889,054)	$-
Outstanding – December 31, 2009	10,651,815	$0.40
Exercisable – December 31, 2009	10,651,815	$0.40
Granted	2,163,262	$0.20
Exercised	-	$-
Forfeited/Cancelled	(113,209)	$0.44
Outstanding – June 30, 2010	12,701,868	$0.34
Exercisable – June 30, 2010	12,701,868	$0.34

Warrants Outstanding				Warrants Exercisable

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable
$0.20 - $0.50	12,701,868	4.66 years	$0.20 - $0.50	12,701,868

At December 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

At June 30, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

(D)	Options

During the period from 1999 – 2001, the Company granted 2,250,000 options for services rendered by members of management. The grant date fair value of these option grants was $8,530.  These options vested equally over four years beginning on the one year anniversary of the grant. The entire $8,530 was expensed as of June 2004.

In 2005, the Company granted 2,027,614 options for services to be rendered.  The options expire 5 years from issuance and have an exercise price of $0.33/share.  The grant date fair value of these options was $2,970. These options vested equally over three years beginning on the one year anniversary of the grant. These options fully vested in 2008.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

The Company determined the fair value of these options (from 1999-2001 and 2005), based upon the following management assumptions:

Exercise price Expected dividends	$0.003 - $0.24 0%
Expected volatility	286%
Expected term	3- 5 years
Risk free interest rate	4.25 – 5.74%

In 2009, the Company granted 150,000 options for services to be rendered by a board director.  The options expire 5 years from issuance and have an exercise price of $0.22/share.  The grant date fair value of these options was $134,160. The options vest 50,000 shares each on September 22, 2010, 2011 and 2012. None of these options has vested as of June 30, 2010. The Conpany has recognized stock-based compensation of $68,177 for the six months ended June 30, 2010.

The Company determined the fair value of these options, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	3 years
Risk free interest rate	1.54%
Estimated forfeitures	0%

The following is a summary of the Company’s options activity:

	Options	Weighted Average Exercise Price	Weighted Average Life
Balance - December 31, 2008	2,027,614	$0.33	1.84 years
Granted	150,000	$0.22
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2009	2,177,614	$0.32	0.97 years
Exercisable – December 31, 2009	2,027,614	$0.33	0.84 years
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2010	2,177,614	$0.32	2.28 years
Exercisable – June 30, 2010	2,027,614	$0.33	2.28 years

At December 31, 2009, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

At June 30, 2010, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

Note 9 Commitments and Contingencies

Litigation, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm the Company. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results. In 2006, the Company accrued a liability of $200,000 in relation to a settlement. The Company is in default under the terms of the settlement; however, the Company believes that the likelihood of a lawsuit is remote.

See Note 5(C) regarding a contingency related to a production bonus that may be due to certain shareholders.

See Note 7 regarding a contingency related to payroll tax liabilities.

In 2008, the Company engaged a firm’s services to assist in its fundraising endeavors by execution of a non-exclusive agreement.  Although this agreement was not formally terminated, the firm ceased to provide services, or evidence of such services, but has asserted that additional consulting fees of $15,000 are still due and payable.  The Company disagrees and will contest this vigorously.  Although the Company believes it unlikely, it could become liable for the additional fees.

Note 10 Subsequent Events

On July 1, 2010, the Company executed an Original Issue Discount note for $23,000 and received net proceeds of $20,000.  The note bears interest at 12%, is unsecured and is due on September 28, 2010.

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

COMPANY OVERVIEW

Protectus Medical Devices, Inc. (hereinafter referred to as the “we,” “us,” “our,” or the “Company”) incorporated in the State of Delaware on June 28, 2007 under the name “E-18 Corp.”  At our inception, our business plan was to distribute and sell biodiesel home processors. Our primary business was to sell biodiesel home processors to farm communities and to non-commercial diesel machine operators in Israel, in particular, to automotive based consumers. We were unable to raise the necessary capital to continue with this venture.

We entered into a share exchange agreement (the “Share Exchange Agreement”) with SquareOne Medical, Inc. (“SquareOne”), a Nevada company, and the shareholders of SquareOne (the “SquareOne Shareholders”) on June 25, 2009 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Share Exchange Agreement, we acquired all of the issued and outstanding common stock of SquareOne from the SquareOne Shareholders. In exchange, we issued to the SquareOne Shareholders, their designees or assigns, 35,000,000 shares of our common stock. In addition, at the Closing Date, Hadas Yaron and Yosef Itamar Krytman, our former officers and directors, and Avraham Yoel Zeitlin, our principal shareholder, cancelled a total number of 15,000,000 shares of our Common Stock. As a result of the cancellation, the 35,000,000 shares represent approximately 77.78% of our common stock issued and outstanding after the closing of the share exchange transaction contemplated under the Share Exchange Agreement (the “Share Transaction”).  As a result of the closing of the Share Exchange, SquareQne became our wholly-owned subsidiary. Operating through SquareOne, we are engaged in developing and marketing of the SquareOne Safety Syringe that can potentially reduce accidental needlestick injuries.

According to Occupational Safety and Health Administration report, needlestick injuries expose healthcare workers to bloodborne pathogens and millions workers in the healthcare industry and related occupations are at risk of occupational exposure to bloodborne pathogens which includes Human Immunodeficiency Virus (HIV), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), and others. After an injection, the blood remaining on and in the needle may contain dangerous and life-threatening viruses, such as HIV, HAV, HBV, HCV, etc., Federal law and institutional policy require healthcare workers to properly and safely dispose of these contaminated devices according to specified procedures. Nonetheless, during the disposal process, these syringes can and do cause needlestick injuries, resulting in millions of injuries per year, which, in turn, lead to tens of thousands of cases of HIV, HBV and other infections.

To reduce these accidental needlestick injuries, the applicable federal law and OSHA regulations now mandate healthcare providers to use safer syringes in all applications, such as automatic, self-sheathing hypodermic syringes.  SquareOne Safety Syringe uses an innovative and patented safety design that meets all criteria established by Occupational Safety and Health Administration (“OSHA”) regulations for such safety syringes, especially the self-sheathing criteria. The SquareOne Safety Syringes are intended for general use. We believe that the SquareOne Safety Syringe will replace the existing hypodermic syringes in use today to significantly reduce and possibly eliminate accidental needlestick exposure.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2010 AS COMPARED TO THE QUARTER ENDED JUNE 30, 2009

Our general administrative expenses during the second quarter of 2010 increased as compared to the second quarter of 2009 by approximately 60% to $321,505 from $201,473. The major contributing factors were increased officer compensation and increased (decreased) legal fees.

Our interest expense during the second quarter of 2010 was $213,103 as compared to the second quarter of 2009 interest expense of $245,851. This decrease was a result of issuing additional debt obligations as well as an increase (decrease) in amortized debt discount, which is reported as interest expense.

The change in fair value of derivative financial instruments during the second quarter of 2010 was $194,838, as compared to $0 in the second quarter of 2009. This was a result of the quarterly mark to market adjustment on derivative instruments that were issued during 2009.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2010 AS COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2009

Our general administrative expenses during the first six month period of 2010 increased as compared to the first six month period of 2009 by approximately 69% to $419,754 from $248,387. The major contributing factors were increased officer compensation and increased (decreased) legal fees.

Our interest expense during the first six months period of 2010 was $354,973 as compared to the first six month period of 2009 interest expense of $278,332. This increase (decrease) was a result of issuing additional debt obligations as well as an increase (decrease) in amortized debt discount, which is reported as interest expense.

The change in fair value of derivative financial instruments during the first six month period of 2010 was $60,952 as compared to $0 during the first six month period of 2009. This was a result of the mark to market adjustment on derivative instruments that were issued during 2009.

PLAN OF OPERATIONS

Below are the milestones (on a quarterly basis ) that we anticipate making in the next nine months in furtherance of our business plan.

Third Quarter 2010

●	Continue the fundraising campaign to raise $3.5 million to support working capital needs and to support the Phase 1 Market Introduction Program.
●	Begin accelerated tooling fabrication program to hasten completion of Phase 1 manufacturing.
●	File additional patent applications covering other applications for percutaneous devices and their improvements to round out the Company’s full line of safety needle devices.
●	Continue demonstration of the Company’s Safety Syringe to doctors’ offices and selected hospital systems using national distributor network.
●	Work with highly qualified public relations and investor relations firms, now under contract, and other service providers suitable for the Company’s product launch and advertising campaigns.
●	Continue aggressive public relations and investor relations programs
●	Identify qualified investment banking firms for capital raise of $11.5 million to support its Phase 2 Market Expansion campaign.

Fourth Quarter 2010

●	Complete fabrication of tooling and equipment to manufacture 150,000 to 250,000 commercial-grade units for limited distribution to doctors’ offices and hospitals.
●	Begin manufacture of first units for rigorous product testing.
●	Complete design of sales and marketing materials, including instructional materials.
●	Initiate $11.5 million capital raise to execute the Phase 2 portion of the Protectus Business Plan – Market Expansion.

First Quarter 2011

●	Manufacture first 150,000 to 250,000 commercial-grade units ready for clinical use.
●	Launch in-service training program at selected healthcare institutions.
●	Expand distribution plan.
●	Initiate fabrication of tooling and automatic assembly equipment to support manufacturing at the rate of 110 million units per year of the Company’s Safety Syringe.
●	Aggressively expand the Protectus distribution and in-service training programs nationally to be able to support annual production and sales volumes of 110 million units.
●	Launch lobbying effort aimed at enforcement of the federal mandate to utilize efficacious safety needle products nationwide.
●	Launch research program within selected healthcare institutions and training centers to document the efficacy of the SquareOne Safety Syringe.

Expansion of distribution will be bolstered by a vigorous marketing campaign, as well as by education of the medical professionals and those having the interest and power to enforce the new laws covering use of hypodermic syringes and their improvements, particularly, the SquareOne device and its differential benefits.

Liquidity and Capital Resources

We are a development stage company.   As of June 30, 2010, we have incurred an accumulated net loss of $ 7,758,966. At June 30, 2010, we had no cash and cash equivalents.   Our predecessor independent auditor has raised concern about our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock, as well as seeking financing from third parties.

	Six Months Ended
	June 30,	June 30,	September 21, 1999 (Inception) to June 30,
	2010	2009	2010
Net Cash Used In Operating Activities	$(182,163)	$(148,986)	$(2,429,031)

Net Cash Used In Financing Activities	-	(49,500)	-

Net Increase / (Decrease) in Cash	(2,163)	259,151	-

Cash, Beginning of Period	2,163	692	-

Cash, End of Period	$-	$259,843	$-

Critical Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include debt funding; equity based financing, and further implementation of the business plan. The Company will look to obtain additional debt and/or equity related funding opportunities.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.  See Note 4 of the Conpany's notes to condensed consolidated financial statements regarding going concern uncertainty.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2010 and December 31, 2009, respectively.

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

Original Issue Discount

For certain debt issued in 2008 and 2010, the Company provided debt holders with original issue discounts.  The original issue discounts were recorded to debt discount reducing the face amounts of the notes and were amortized to interest expense immediately, since the underlying term of these debt instruments were due on demand.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

(a) Disclosure controls and procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2010.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ending June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not required for Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

PROTECTUS MEDICAL DEVICES, INC.

Date: August 23, 2010	By:	/s/ John S. Salstrom
John S. Salstrom Chief Executive Officer, Chief Financial and Accounting Officer