Form 10-Q
period 2010-09-30
PROTECTUS MEDICAL DEVICES, INC.
filed 2010-11-22
CIK 1422128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 19, 2010:  48,386,731 shares of Common Stock.

PROTECTUS MEDICAL DEVICES, INC.

FORM 10-Q
September 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	34
Item 1A	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Removed and Reserved	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

SIGNATURE

Item 1. Financial Information

PROTECTUS MEDICAL DEVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND FROM SEPTEMBER 21, 1999 (INCEPTION)
TO SEPTEMBER 30, 2010
(UNAUDITED)

Page(s)

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009 (Audited)	2

Condensed Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2010 and 2009, and from September 21, 1999 (inception) to September 30, 2010 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009, and from September 21, 1999 (inception) to September 30, 2010 (Unaudited)	4

Notes to the Condensed Consolidated Financial Statements	5-28

 Protectus Medical Devices, Inc. and Subsidiary
(A development stage company)
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$14,491	$2,163
Prepaid Expenses	24,682	-
Total Current Assets	39,173	2,163

Total Assets	$39,173	$2,163

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued expenses	$1,632,351	$1,154,458
Notes payable - net of discounts	1,279,796	1,038,796
Notes payable - related party	270,000	270,000
Accrued interest payable	424,338	301,651
Derivative liabilities	283,524	440,874
Total Current Liabilities	3,890,009	3,205,779

Long Term Liabilities:

Convertible notes payable - net of discount	253,007	132,168
Total Long Term Liabilities:	253,007	132,168

Total Liabilities	4,143,016	3,337,947

Common stock, $0.0001 par value, 150,000,000 shares authorized, 48,386,731 and 45,887,936 shares issued and outstanding	4,839	4,589
Additional paid in capital	4,005,575	3,582,914
Deficit accumulated during the development stage	(8,114,257)	(6,923,287)
Total Stockholders’ Deficit	(4,103,843)	(3,335,784)

Total Liabilities and Stockholders’ Deficit	$39,173	$2,163

See accompanying notes to the condensed consolidated financial statements

Protectus Medical Devices, Inc. and Subsidiary
(A development stage company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	September 21, 1999 (inception) to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
		(Restated)		(Restated)

Operating expenses
Research and development	$-	$-	$-	$-	$135,069
General and administrative expenses	394,467	528,295	814,223	914,111	5,926,641
Total operating expenses	394,467	528,295	814,223	914,111	6,061,710

Loss from operations	(394,467)	(528,295)	(814,223)	(914,111)	(6,061,710)

Other income (expense)
Interest income	-	84	4	104	6,037
Other income	-	-	-	-	40,000
Interest expense	(139,446)	-	(494,422)	(140,923)	(2,060,905)
Derivative expense	-	(598,975)	-	(1,174,884)	(1,181,017)
Derivative gain/(loss)	178,623	(1,133,952)	117,671	(1,133,952)	1,143,337
Other income (expense) - net	39,177	(1,732,843)	(376,747)	(2,449,655)	(2,052,548)

Net loss	$(355,290)	$(2,261,138)	$(1,190,970)	$(3,363,766)	$(8,114,258)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.05)	$(0.03)	$(0.07)	$(0.20)

Weighted Average Number of Common Shares Outstanding	47,239,006	45,000,000	46,447,684	45,000,000	41,550,770

See accompanying notes to the condensed consolidated financial statements

Protectus Medical Devices, Inc. and Subsidiary
(A development stage company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended	September 21, 1999 (inception) to
	September 30, 2010	September 30, 2009	September 30, 2010
		( Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,190,970)	$(3,363,766)	$(8,114,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	-	3,750	26,750
Amortization of debt discount	245,839	98,244	1,152,577
Derivative expense	-	1,174,884	1,181,017
Derivative (gain)/loss	(117,671)	1,133,952	(1,143,338)
Stock based compensation - founders	-	-	7,250
Stock based compensation	135,756	221,500	526,506
Stock issued to acquire intellectual property	-	-	47,250
Warrants issued for services - related party	-	-	924,784
Warrants issued for loan extension fee	-	-	527,280
Warrants issued for services	-	-	234,158
Warrant issued in connection with notes payable	122,476	-	122,476
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expenses	(24,682)	-	(24,682)
Increase (Decrease) in:
Accounts payable and accrued expenses	477,893	188,004	1,632,351
Accrued interest payable	122,687	(4,423)	424,338
Net Cash Used in Operating Activities	(228,672)	(547,855)	(2,475,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	241,000	622,485	1,284,297
Proceeds from notes payable - related party	-	-	270,000
Proceeds from issuance of convertible debt	-	-	672,485
Payment of debt issuance costs in cash	-	-	(26,750)
Proceeds from issuance of stock	-	-	320,500
Cash paid as direct offering costs	-	-	(30,000)
Proceeds from exercise of warrant - related party	-	-	4,000
Repayment of note	-	(4,500)	(4,500)
Net Cash Provided By Financing Activities	241,000	617,985	2,490,032

Net Increase (Decrease) in Cash	12,328	70,130	14,491

Cash - Beginning of Period	2,163	692	-
Cash - End of Period	$14,491	$70,822	$14,491

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount on derivative liability	$-	$-	$672,485
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$731,302
Conversion of debt to equity	$125,000	$-	$150,000
Reclassification of derivative liability to additional paid in capital	$39,679	$-	$466,954
Warrants issued - securities	$33,000	$-	$33,000

See accompanying notes to the condensed consolidated financial statements

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited consolidated financial statements and notes thereto, for the year ended December 31, 2009.

Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2010 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations

Nature of operations

Protectus Medical Devices, Inc. (the “Company) (“Protectus”) was incorporated in the State of Delaware on June 28, 2007 as E-18 Corp. (“E-18”) and is a development stage company.  On June 25, 2009 the Company entered into a share exchange agreement with SquareOne Medical, Inc, incorporated in Nevada on September 21, 1999, resulting in a change of control.

Reverse Acquisition and Recapitalization and Share Purchase Agreement

On June 25, 2009, E-18, a then public shell corporation, merged with Square One Medical Inc. and Square One Medical Inc. became the surviving corporation, in a transaction treated as a reverse acquisition. E-18 did not have any operations and majority-voting control was transferred to Square One Medical Inc. The transaction required a recapitalization of Square One Medical Inc. Since Square One Medical Inc. acquired a controlling voting interest, it was deemed the accounting acquirer, while E-18 was deemed the legal acquirer. The historical financial statements of the Company are those of Square One Medical Inc., and of the consolidated entities from the date of merger and subsequent. On June 26, 2009 the shareholders also agreed to change the Company’s name to Protectus Medical Devices, Inc.   Since the transaction is considered a reverse acquisition and recapitalization, accounting guidance does not apply for purposes of presenting pro-forma financial information.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

With the acquisition of SquareOne Medical, Inc. the Company changed its intended business operation from a distributor of biodiesel home processing kits to a medical device firm that designs, engineers and manufactures safety needle devices to protect healthcare workers from accidental needle stick injuries.  The Company has developed and patented a safety hypodermic syringe as its lead product with other proprietary OSHA compliant medical safety devices to follow.

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

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include debt funding, equity based financing, and further implementation of the business plan. The Company will look to obtain additional debt and/or equity related funding opportunities.

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at both September 30, 2010 and December 31, 2009.

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

Original Issue Discount

The Company may provide its debt holders with original issue discounts.  Original issue discounts were recorded to debt discount reducing the face amount of the notes and were amortized to interest expense immediately, if the underlying terms of these debt instruments were due on demand. In cases where the notes are not due on demand, the original issue discount is amortized over the life of the debt to interest expense.

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
September 30, 2010
(Unaudited)

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

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Prior to being a public company share-based payment awards issued to non-employees for services rendered were recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever was more readily determinable. For historic fiscal years when there was not an observable active, liquid market for the Company’s common stock, the valuation of the shares issued in a non-cash share payment transaction relies on observation of arms-length transactions where cash was received for its shares, before and after the non-cash share payment date.  The expense resulting from share-based payments are recorded as a component of general and administrative expense.

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

The computation of basic and diluted loss per share for the three and nine months ended September 30, 2010 and 2009 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period:

	September 30, 2010	September 30, 2009
Convertible notes	3,058,051	2,189,865
Stock options	2,077,616	2,027,616
Stock warrants	12,701,939	8,694,863
Total common stock equivalents	17,837,606	12,912,344

In connection with the 4 for 1 forward split in 2008, and the reverse merger/recapitalization in June 2009, all share and per share amounts have been retroactively restated.  Additionally, in connection with the issuance of a note and warrants in April 2010, which contained an exercise price of $0.20/share for all debt and warrants, the above common stock equivalents represent the application of $0.20 to the convertible notes and warrants which are exercisable.

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

In April 2010, FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”) No. 2010-17 codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, “Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its results of operations or financial condition.

Note 4 Going Concern and Liquidity

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,190,970, net cash used in operations of $228,672 for the nine months ended September 30, 2010; a working capital deficit of $3,850,836, and has a stockholders’ deficit of $4,103,843 at September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In response to these issues, management has taken the following actions:

●	Raising additional capital through various debt offerings;

●	Cutting costs where possible; and

●	Focusing efforts on further development of the core product, which is dependent upon continued financing

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

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
September 30, 2010
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
September 30, 2010
(Unaudited)

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

In September 2004, the Company executed notes totaling $500,000, of which $100,000 was to a member of management.  These notes bear interest at 7%, are unsecured and were due December 31, 2009.  The debt holders also received an aggregate 1,689,680 warrants.  The warrants were exercisable at $0.30/share.  The warrants expired on December 31, 2009.  The Company determined that these warrants should be valued at fair value and a related debt discount should be computed.  The Company computed a fair value of $149,801 for the warrants.  Fair value was based upon the following:

Expected dividends	0%
Expected volatility	286%
Expected term: conversion feature	5 years
Risk free interest rate	3.33%

The note holders were able to convert the unpaid principal and accrued interest into the purchase of the shares under warrant.  The Company has not repaid these notes on the maturity date, and expects to receive a default notice from these note holders.

The note holders are also entitled to a production bonus from product sales up to $1.25 per each dollar invested. There have been no sales since inception and no accrual for the production bonus.

In connection with the sale of these debt instruments the Company was required to pay $40,000 in placement agent fees.  These fees are in dispute; however, they have been accrued as a component of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
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

During 2008, the Company executed notes totaling $295,000, of which $120,000 was to related parties.  These notes have a face amount of $147,500; however, the note holder was entitled to principal repayment equal to twice the investment made.  The additional $147,500 was recorded as interest expense on the date of execution since there was no term for the underlying debt.  All notes are due on demand.  These notes are non-interest bearing, and are unsecured. In connection with raising these funds, the Company paid $1,250 in debt issue costs.

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

On April 15, 2010, the Company executed an Original Issue Discount note for $172,500 and received net proceeds of $150,000. The Company recorded amortization of original issue discount of $22,500 during the nine months ended September 30, 2010.  The note bore interest at 12%, is unsecured and was due on August 6, 2010 and is therefore in default.

This debt holder also received 750,000 warrants in connection with the issuance of this conventional debt, having a fair value of $122,476. The warrants have an exercise price $0.20. As a result of the issuance of these warrants on April 15, 2010, the Company’s debt holders that have anti-dilution provisions in the form of a ratchet provision, had their exercise prices adjusted to $0.20 for any convertible debt and warrants that were outstanding at the time of this issuance. The notes specifically affected were the convertible debt issued in 2009 as discussed in Note 5(F) below.

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

On June 29, 2010, the Company executed an Original Issue Discount note for $34,500 and received net proceeds of $30,000.  The Company recorded amortization of original issue discount of $4,500 during the nine months ended September 30, 2010.  The note bore interest at 12%, is unsecured and was due on September 28, 2010 and is therefore in default.

On July 1, 2010, the Company executed an Original Issue Discount note for $23,000 and received net proceeds of $20,000.  The Company recorded amortization of original issue discount of $3,000 during the nine months ended September 30, 2010.  The note bore interest at 12%, is unsecured and was due on September 28, 2010 and is therefore in default.

During the quarter ended September 30, 2010, two individuals provided unsecured loans of $5,500 each to the Company.

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

During the period from April – June 2009, the Company issued convertible debt totaling $437,973, due three years from the issuance date.  The notes bear interest at 10% and are unsecured. These notes can convert at $0.20/share.  These note holders also received 2,189,865 warrants.  The warrants are exercisable at $0.20/share, and expire April – June 2014.  On October 14, 2009, two debt holders converted aggregate principal of $100,000 into 500,000 shares of common stock.  On February 12, 2010, one debt holder converted $25,000 into 84,484 shares of common stock.  On August 3, 2010, one debt holder converted $75,000 into 375,000 shares of common stock.

During the period from July – December 2009, the Company issued convertible debt totaling $234,512, due three years from the issuance date. The notes bear interest at 10% and are unsecured. These notes can convert at $0.20/share.  These note holders also received 1,172,560 warrants exercisable at $0.20/share, expiring April – December 2014.  On February 12, 2010, one debt holder converted aggregate principal of $25,000 into 50,000 shares of common stock.

As a result of the convertible debt issued in 2009, the following is a summary of convertible debt, net of debt discount:

Face amount – gross proceeds	$672,485
Conversions - 2009	(100,000)
Conversions - 2010	(125,000)
Face amount - September 30, 2010	$447,485
Unamortized debt discount – September 30, 2010	(194,478)
253,007

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

The fair value of the conversion features and warrants are summarized as follow:

Fair value at the commitment date for convertible notes and warrants issued during 2009	$1,699,654
Reclassification of derivative liability to additional paid in capital in connection with debt conversion	(233,113)
Fair value mark to market adjustment at December 31, 2009	(1,025,667)
Derivative liability balance at December 31, 2009	440,874
Fair value mark to market adjustment at September 30, 2010	(117,671)
Reclassification of derivative liability to additional paid in capital in connection with debt conversion	(39,679)
Derivative liability balance at September 30, 2010	$283,524

The Company recorded the derivative liability to debt discount to the extent of the face amount of $672,485 of the notes and expensed immediately the remaining value of the derivative of $1,027,169 as it exceeded the face amount of the note.  The Company has recorded a debt discount of $672,485, which is equivalent to the face amount of the convertible notes issued in 2009. The Company recorded amortization of this debt discount totaling $245,839 for the nine months ended September 30, 2010. Unamortized debt discount totaled $253,007 at September 30, 2010.

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Mark to Market

At September 30, 2010, the Company remeasured the conversion features and recorded a fair value adjustment of $117,671.  The following management assumptions were considered:

Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	1.00 - 1.79%
Expected life of conversion features in years	1.50 – 2.19 years
Expected life of warrants in years	3.50 – 4.19 years

(G)	Summary

The following is a summary of all cash received from debt less payments and discounts for the period from September 21, 1999 (inception) to September 30, 2010.

Proceeds
2001 (including $5,000 of accrued interest related to debt)	$175,000
2003	9,000
2004	500,000
2005	99,796
2006	50,000
2007	180,000
2008 (including $147,000 original issue discount)	299,500
2009	672,485
September 30, 2010 (including $30,000 original issue discount)	241,000
Sub-total	2,226,781
2009 (repayments)	(4,500)
2009 (conversions)	(100,000)
2010 (conversions)	(125,000)
Notes payable at September 30, 2010	1,997,281
Unamortized debt discounts at September 30, 2010	(194,478)
Notes payable, net at September 30, 2010	$1,802,803

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

The above table includes a total of $270,000 in related party notes.

The following is a summary of all debt issue costs paid for the period from September 21, 1999 (inception) to September 30, 2010.

Year ended December 31,	Payments
2005	7,500
2007	18,000
2008	1,250
Total	$26,750

All debt issue costs have been fully amortized.

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

The following are the major categories of liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		September 30, 2010	December 31, 2009
Derivative liabilities	Level 3	$283,524	$440,874

The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the three and nine months ended September 30, 2010:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Balance – beginning of period	$471,833	$440,874
Fair of value of new derivative liabilities on commitment date	-	-
Reclassification to additional paid in capital for items ceasing to maintain characteristics of a derivative liability	(9,686)	(39,679)
Derivative (gain) loss	(178,623)	(117,671)
Balance – end of period	$283,524	$283,524

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Note 7 Accrued Payroll Tax Liabilities

For several years prior to becoming a public company, the Company paid its employees and officers as subcontractors without proper tax withholdings. The Company has prepared payroll tax filings to correct the matter with the IRS and state taxing authorities. The Company has accrued an estimate for the payroll tax liabilities and related penalties and interest. The Company plans to file the appropriate tax filings and resolve the liabilities with the taxing authorities in the near term.  The accrued payroll taxes and related penalties and interest were estimated at $591,039 and $585,391 at September 30, 2010 and December 31, 2009, respectively. This amount is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. To the extent this estimate is insufficient, additional accruals may be required in future periods.

Note 8 Stockholders' Deficit

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

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

In 2009, the Company issued 337,936 shares of common stock, in connection with the conversion of debt, having a fair value of $100,000 ($0.30/share). There was no gain or loss on conversion.  In 2010, an additional 162,064 shares were issued under the anti-dilution provision.  As a result of the additional shares being issued, the effective conversion price was $0.20 for the aggregate 500,000 shares issued.

In 2010, the Company issued 509,484 shares of common stock, in connection with the conversion of debt, having a fair value of $125,000 ($0.20 – $0.50 /share). There was no gain or loss on conversion.

On June 28, 2010, the Company issued 300,000 shares of common stock for future services, having a fair value of $33,000 ($0.11/share), based upon the quoted closing trading price.  These services are being amortized over the life of the service agreement, which expires on June 28, 2011. For the nine months ended September 30, 2010, the Company amortized $8,318, and the unamortized portion of prepaid services is $24,682.

During the period from June 2010 – September 2010, the Company issued 1,527,247 shares of common stock for services rendered and to be rendered, having a total fair value of approximately $117,000 ($0.06 - $0.18/share), based upon the quoted closing trading price.

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
September 30, 2010
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

In 2006, the Company issued 199,378 warrants as a loan extension fee, having a fair value of $29,136.  The terms of the loan were not changed in connection with granting these warrants. These warrants had an exercise price of $0.44/share, and expired in 2009.

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	3 years
Risk free interest rate	4.74%

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

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
September 30, 2010
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

The Company determined the fair value of these warrants, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	150%
Expected term	5 years
Risk free interest rate	2.57%

(C)	Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Balance - December 31, 2008	8,594,865	$0.41
Granted	3,946,004	$0.33
Exercised	-	$-
Forfeited/Cancelled	(1,889,054)	$-
Outstanding – December 31, 2009	10,651,815	$0.40
Exercisable – December 31, 2009	10,651,815	$0.40
Granted	2,163,333	$0.20
Exercised	-	$-
Forfeited/Cancelled	(113,209)	$0.44
Outstanding – September 30, 2010	12,701,939	$0.35
Exercisable – September 30, 2010	12,701,939	$0.35

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

Warrants Outstanding				Warrants Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable
Range of exercise price
$0.20 - $0.44	12,701,939	4.40 years	$0.20 - $0.44	12,701,939

At December 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

At September 30, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

(D)	Options

During the period from 1999 – 2001, the Company granted 2,250,000 options for services rendered by members of management. The grant date fair value of these option grants was $8,530.  These options vested equally over four years beginning on the one year anniversary of the grant. The entire $8,530 was expensed as of June 2004.

In 2005, the Company granted 2,027,614 options to an officer of the Company for services to be rendered.  The options expire 5 years from issuance and have an exercise price of $0.33/share.  The grant date fair value of these options was $2,970. These options vested equally over three years beginning on the one year anniversary of the grant. These options fully vested in 2008.

The Company determined the fair value of these options (from 1999-2001 and 2005), based upon the following management assumptions:

Exercise price	$0.003 - $0.24
Expected dividends	0%
Expected volatility	286%
Expected term	3- 5 years
Risk free interest rate	4.25 – 5.74%

In 2009, the Company granted 150,000 options for services to be rendered by a board director.  The options expire 5 years from issuance and have an exercise price of $0.22/share.  The grant date fair value of these options was $134,160. The options vest 50,000 shares each on September 22, 2010, 2011 and 2012. 50,000 options are vested as of September 30, 2010. The Company has recognized stock based compensation of $79,507 for the nine months ended September 30, 2010.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

The Company determined the fair value of these options, based upon the following management assumptions:

Expected dividends	0%
Expected volatility	286%
Expected term	3 years
Risk free interest rate	1.54%
Estimated forfeitures	0%

The following is a summary of the Company’s options activity:

	Options	Weighted Average Exercise Price	Weighted Average Life
Balance - December 31, 2008	2,027,614	$0.33	1.84 years
Granted	150,000	$0.22
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2009	2,177,614	$0.32	0.97 years
Exercisable – December 31, 2009	2,027,614	$0.33	0.84 years
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2010	2,177,614	$0.32	2.03 years
Exercisable – September 30, 2010	2,077,614	$0.33	2.03 years

At December 31, 2009, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

At September 30, 2010, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

Note 9 Commitments and Contingencies

Litigation, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm the Company. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Protectus Medical Devices, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2009

Our general administrative expenses during the third quarter of 2010 decreased as compared to the third quarter of 2009 by approximately 25% to $394,467 from $528,295. The major contributing factor was decreased officer compensation and professional fees.

Our interest expense during the third quarter of 2010 was $139,446 as compared to the third quarter of 2009 interest expense of $0. This increase was a result of issuing additional debt obligations as well as an increase in amortized debt discount, which is reported as interest expense.

The change in fair value of derivative financial instruments during the third quarter of 2010 was $178,623, as compared to $1,133,952 in the third quarter of 2009. This was a result of the quarterly mark to market adjustment on derivative instruments that were issued during 2009.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009

Our general administrative expenses during the nine months of 2010 decreased by $99,888 as compared to the nine months  of 2009 by approximately 11% to $814,223 from $914,111. The major contributing factor was professional fees.

Our interest expense during the nine month period of 2010 was $494,422 as compared to the first nine months of 2009 interest expense of $140,923. This increase was a result of issuing additional debt obligations as well as an increase in amortized debt discount, which is reported as interest expense.

The change in fair value of derivative financial instruments during the first nine months of 2010 was $117,671 as compared to $1,133,952 during the first nine month period of 2009. This was a result of the mark to market adjustment on derivative instruments that were issued during 2009.

PLAN OF OPERATIONS

Below are the milestones (on a quarterly basis) that we anticipate making in the next nine months in furtherance of our business plan.

Fourth Quarter 2010

●	Continue the fundraising campaign to raise a minimum of $3.5 million to support working capital needs and to support the Phase 1 Market Introduction Program.
●	Begin tooling fabrication program to hasten completion of Phase 1 manufacturing.
●	File additional patent applications covering other applications for percutaneous devices and their improvements to round out the Company’s full line of safety needle devices.
●	Continue demonstration of the Company’s Safety Syringe to doctors’ offices and selected hospital systems using national distributor network.
●	Work with highly qualified public relations and investor relations firms, now under contract, and other service providers suitable for the Company’s product launch and advertising campaigns.
●	Continue aggressive public relations and investor relations programs
●	Identify qualified investment banking firms for capital raise of $11.5 million to support its Phase 2 Market Expansion campaign.

First Quarter 2011

●	Complete fabrication of tooling and equipment to manufacture 150,000 to 250,000 commercial-grade units for limited distribution to doctors’ offices and hospitals.
●	Begin manufacture of first units for rigorous product testing.
●	Complete design of sales and marketing materials, including instructional materials.
●	Initiate $11.5 million capital raise to execute the Phase 2 portion of the Protectus Business Plan – Market Expansion.

Second Quarter 2011

●	Manufacture first 150,000 to 250,000 commercial-grade units ready for clinical use.
●	Launch in-service training program at selected healthcare institutions.
●	Expand distribution plan.
●	Initiate fabrication of tooling and automatic assembly equipment to support manufacturing at the rate of 110 million units per year of the Company’s Safety Syringe.
●	Aggressively expand the Protectus distribution and in-service training programs nationally to be able to support annual production and sales volumes of 110 million units.
●	Launch lobbying effort aimed at enforcement of the federal mandate to utilize efficacious safety needle products nationwide.
●	Launch research program within selected healthcare institutions and training centers to document the efficacy of the Protectus (SquareOne) Safety Syringe.

Expansion of distribution will be bolstered by a vigorous marketing campaign, as well as by education of the medical professionals and those having the interest and power to enforce the new laws covering use of hypodermic syringes and their improvements, particularly, the Protectus (SquareOne) device and its differential benefits.

Liquidity and Capital Resources

We are a development stage company.   For the nine months ended September 30, 2010, we have incurred a net loss of $1,190,970. At September 30, 2010, we had an accumulated deficit of $8,114,257 and  $14,491 of cash.   Our predecessor independent auditor has raised concern about our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock, as well as seeking financing from third parties.

	Nine months Ended
	September 30,	September 30,	September 21, 1999 (Inception) to September 30,
	2010	2009	2010
Net Cash Used In Operating Activities	$(228,672)	$(547,855)	$(2,475,542)

Net Cash Provided By Financing Activities	241,000	617,985	2,490,032

Net Increase / (Decrease) in Cash	12,328	70,130	14,490

Cash, Beginning of Period	2,163	692	0

Cash, End of Period	$14,491	$70,822	$14,491

Critical Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include debt funding; equity based financing, and further implementation of the business plan. The Company will look to obtain additional debt and/or equity related funding opportunities.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.  See Note 4 of the Company’s notes to condensed consolidated financial statements regarding going concern uncertainty.

Debt Issuance Costs and Debt Discounts

The Company has paid debt issuance costs, and recorded debt discounts in connection with raising funds through the issuance of debt.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

The Company may provide its debt holders with original issue discounts.  Original issue discounts are recorded to debt discount reducing the face amount of the notes and are amortized to interest expense immediately, if the underlying term of these debt instruments were due on demand. In cases where the notes are not due on demand, the original issue discount is amortized over the life of the debt to interest expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.  Controls and Procedures

(a) Disclosure controls and procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2010.   Based on this evaluation, as a result of the material weaknesses in internal controls over financial reporting as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that all information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ending September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PROTECTUS MEDICAL DEVICES, INC.

Date: November 22, 2010	By:	/s/ John S. Salstrom
John S. Salstrom
Chief Executive Officer,
Chief Financial and Accounting Officer